Form 10-Q
period 1996-06-30
GRAND PREMIER FINANCIAL INC
filed 1996-08-20
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q


   [   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                           June 30, 1996


   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-20987

                 GRAND PREMIER FINANCIAL, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        DELAWARE                            36-4077455
- ------------------------         -----------------------------------
(State of Incorporation)         (I.R.S. Employer Identification No.)

      486 WEST LIBERTY STREET, WAUCONDA, ILLINOIS 60084-2489
    ----------------------------------------------------------
    (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (847) 487-1818


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ____      No  __X__*

As of AUGUST 20, 1996, there were 1,000 shares of the registrant's common stock outstanding.

__________
* The registrant became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on July
     12, 1996.

                   GRAND PREMIER FINANCIAL, INC.

                    FORM 10-Q QUARTERLY REPORT

                           June 30, 1996


                               INDEX

                                                      Page Number

INTRODUCTORY NOTE                                               2

PART I

Item 1.  Financial Statements                                   2
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    2

PART II

Item 1.  Legal Proceedings                                      3
Item 2.  Changes in Securities                                  3
Item 3.  Defaults Upon Senior Securities                        3
Item 4.  Submission of Matters to a Vote of Security Holders    3
Item 5.  Other Information                                      3
Item 6.  Exhibits and Reports on Form 8-K                       3


Signature Page                                                  4

                         INTRODUCTORY NOTE

          The registrant is a Delaware corporation formed by Northern Illinois Financial Corporation, an Illinois corporation ("Northern Illinois") and Premier Financial Services, Inc., a Delaware corporation ("Premier") for the purpose of effecting a merger-of-equals between Northern Illinois and Premier. Upon consummation of the merger of Northern Illinois and Premier with and into the registrant (the " Merger"), the registrant will be a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and will own all of the issued and outstanding stock of Grand National Bank, a national banking association, First National Bank of Northbrook, a national banking association, First Bank North, an Illinois state bank, First Bank South, an Illinois state bank, and First Security Bank of Cary Grove, an Illinois state bank. The registrant's direct or indirect non-banking subsidiaries will include Premier Trust Services, an Illinois trust company, Premier Insurance Services, Inc., an Illinois corporation, Premier Operating Services, Inc., an Illinois corporation, and American Suburban Mortgage Corporation, a currently inactive Illinois corporation. The Merger is subject to the approval of the stockholders of Northern Illinois and Premier at special meetings of the stockholders to be held on August 21, 1996 and is currently expected to be effective on or before August 23, 1996.

          There are currently 1,000 shares of the registrant's common stock, par value $0.01, issued and outstanding, 500 of which are held by Northern Illinois and 500 of which are held by Premier. During the fiscal quarter ended June 30, 1996 and as of the date hereof, the registrant's only assets consist of a DE MINIMIS amount of capital contributed equally by Northern Illinois and Premier. Information regarding the registrant is included in the Registration Statement on Form S-4, File No. 333-03327, as amended, filed with the Securities Exchange Commission and effective July 12, 1996, and such Registration Statement includes pro forma financial information required to be filed in connection therewith.

                              PART I

ITEM 1.  FINANCIAL STATEMENTS

         See Introductory Note.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         See Introductory Note.

                              PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   None.

         B.   None.

                             SIGNATURE

          Pursuant to the Requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GRAND PREMIER FINANCIAL, INC.
                              (Registrant)



Date: August 20, 1996    By: /S/ DAVID L. MURRAY
                            -------------------------------
                             David L. Murray
                             Vice President and
                             Chief Financial Officer