Form 10-Q
period 1996-09-30
GRAND PREMIER FINANCIAL INC
filed 1996-11-14
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1996

                      Commission file number 0-20987

                       Grand Premier Financial, Inc.
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    36-4077455
  State or Other Jurisdiction of                     (IRS Employer
  Incorporation or Organization)                      Identification No.)

   486 W. Liberty St., Wauconda, IL                     60084-2489
  (Address of Principal Executive Office)                (Zip Code)

  Registrant's telephone number, including area code:  (847) 487-1818


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on October 31, 1996 was 19,940,181 shares.


                       GRAND PREMIER FINANCIAL, INC.

                       FORM 10-Q - QUARTERLY REPORT



                             TABLE OF CONTENTS



ITEM 1. FINANCIAL STATEMENTS                                     Page

        1. Consolidated Balance Sheets, September 30, 1996
           and December 31, 1995.                                1-2

        2. Consolidated Statements of Income
           Nine Months Ended September 30, 1996 and 1995         3
           Three Months Ended September 30, 1996 and 1995        4

        3. Consolidated Statements of Cash Flows, Nine Months
           Ended September 30, 1996 and 1995                     5

        4. Notes to Unaudited Consolidated Financial Statements  6



ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7-10






PART II. OTHER INFORMATION                                      11-12

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

       (A) Exhibits

       (B) Reports on Form 8-K





                        GRAND PREMIER FINANCIAL, INC.

                        CONSOLIDATED BALANCE SHEETS

                     (000's omitted except share data)





                                             September 30,  December 31,
                                                 1996           1995
ASSETS                                         (Unaudited)    (Audited)

Cash and due from banks                        $   57,612    $   65,279
Interest bearing deposits in other banks            1,038         5,524
Federal Funds sold and securities
  purchased under resale agreements                 9,125         6,500

      Cash and cash equivalents                    67,775        77,303

Securities available for sale                     555,047       598,570
Loans                                             958,643       876,333
  Less: Unearned discount                          (1,332)       (1,581)
        Allowance for possible loan losses        (10,292)       (9,435)
        Net loans                                 947,019       865,317

Bank premises and equipment                        34,681        36,676
Excess cost over fair value
  of net assets acquired                           19,024        20,227
Accrued interest receivable                        13,681        13,698
Other assets                                       18,062        12,882

        Total assets                           $1,655,289    $1,624,673



                    See accompanying notes to unaudited
                    consolidated financial statements.

                       GRAND PREMIER FINANCIAL, INC.

                        CONSOLIDATED BALANCE SHEETS
                                Unaudited
                     (000's omitted except share date)



                                             September 30,  December 31,
                                                 1996           1995
LIABILITIES                                  (Unaudited )   (Audited)


Non-interest bearing deposits                    $192,720      $196,534
Interest bearing deposits                       1,196,322     1,155,123
        Deposits                                1,389,042     1,351,657

Short-term borrowings                              82,226        88,232
Other liabilities                                  19,121        17,193
Long-term debt                                     15,000        11,588

        Total liabilities                      $1,505,389    $1,468,670

Shareholders' equity

Preferred stock - $.01 par value, 2,000,000
  shares authorized:
   Series A perpetual, $1,000 stated value,
     8.25%, 7,000 shares authorized, 5,000
     shares issued and outstanding in 1995             -         $5,000
   Series B convertible, $1,000 stated value,
     8.00%, 7,250 shares authorized, issued
       and outstanding                              7,250         7,250
   Series C perpetual, $1,000 stated value,
     8.00%, 2,000 shares authorized, issued
       and outstanding                              2,000            -
   Series D perpetual, $1,000 stated value,
     7.50%, 3,300 shares authorized, 2,000
     shares issued and outstanding in 1995             -         2,000
Common stock - $.01 par value
No of Shares        9/30/96        12/31/95
 Authorized       30,000,000      30,000,000
 Issued           19,940,181      19,869,823
 Outstanding      19,940,181      19,869,823          199           199
Retained earnings                                 135,133       131,504
Unrealized gain on securities available
  for sale, net of tax                              5,318        10,050

        Stockholders'  equity                    $149,900      $156,003

        Total liabilities &
         stockholders' equity                  $1,655,289    $1,624,673







                    See accompanying notes to unaudited
                    consolidated financial statements.

                       GRAND PREMIER FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                   (000's omitted except per share data)
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    1996          1995
Interest income
  Interest and fees on loans                      $59,159       $53,865
  Interest & dividends on investment securities:
    Taxable                                        20,217        20,772
    Exempt from federal income tax                  5,409         5,100
  Other interest income                               511           810

          Total interest income                    85,296        80,547

Interest expense
  Interest on deposits                             38,662        35,352
  Interest on borrowings                            3,370         4,022

          Total interest expense                   42,032        39,374

Net interest income                                43,264        41,173
Provision for loan losses                           2,425           590

Net interest income after provision
  for loan losses                                  40,839        40,583

Other income
  Service charges on deposits                       4,293         4,006
  Trust department income                           2,459         2,263
  Investment securities gains, net                    783         1,990
  Other operating income                            3,973         3,160

          Total other income                       11,508        11,419

Other expenses
  Salaries                                         16,225        15,168
  Pension, profit sharing, & other
    employee benefits                               3,257         2,854
  Net occupancy of bank premises                    3,303         2,964
  Furniture & equipment                             2,266         2,446
  Federal deposit insurance premiums                   87         1,863
  Write-down of real estate held
    for development                                 2,300            -
  Other                                            14,081        10,811

          Other expenses                           41,519        36,106

Income before income taxes                        $10,828       $15,896
Income taxes                                        2,852         3,864

Net income                                        $ 7,976       $12,032
Earnings per share:
Average weighted shares outstanding            20,123,435    20,111,808
Net earnings                                         $.36          $.56

                    See accompanying notes to unaudited
                    consolidated financial statements.

                       GRAND PREMIER FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                   (000's omitted except per share data)
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    1996          1995
Interest income
  Interest and fees on loans                      $20,348       $18,830
  Interest & dividends on investment securities
    Taxable                                         6,686         7,195
    Exempt from federal income tax                  1,765         1,725
  Other interest income                               195           235

          Total interest income                    28,994        27,985

Interest expense
  Interest on deposits                             13,346        12,562
  Interest on borrowings                            1,032         1,383

          Total interest expense                   14,378        13,945

Net interest income                                14,616        14,040
Provision for loan losses                           1,505           394

Net interest income after provision
for loan losses                                    13,111        13,646

Other income
  Service charges on deposits                       1,364         1,339
  Trust fees                                          812           762
  Investment securities gains, net                    274           706
  Other operating income                            1,428         1,245

          Total other income                        3,878         4,052

Other expenses
  Salaries                                          5,551         5,526
  Pension, profit sharing, & other
   employee benefits                                  679           400
  Net occupancy of bank premises                    1,144           999
  Furniture & equipment                               710           887
  Federal deposit insurance premiums                   81           415
  Write-down of real estate held
   for development                                  2,300            -
  Other                                             5,894         3,284

          Other expenses                           16,359        11,511

Income before income taxes                            630         6,187
Income taxes                                           35         1,475

Net income                                           $595        $4,712

Earnings per share:
Average weighted shares outstanding            20,151,337    20,035,308
Net earnings                                         $.02          $.22

                    See accompanying notes to unaudited
                    consolidated financial statements.

                       GRAND PREMIER FINANCIAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996       1995
Cash flows from operating activities:
  Net income                                          $7,976    $12,032
Adjustments to reconcile net income
  to net cash from operating activities:
   Amortization net, related to:
     Investment securities                             1,011      1,800
     Excess of cost over net assets acquired           1,203      1,194
     Other                                              (647)       264
   Depreciation                                        2,297      2,354
   Provision for possible loan losses                  2,425        590
   Write-down of real estate held for development      2,300         -
   Gain on sale related to:
     Investment securities                              (783)    (1,990)
     Loans sold to secondary market                     (128)      (138)
   Change in:
     Trading account                                      -        (993)
     Other assets                                     (5,163)    (5,968)
     Other Liabilities                                 4,427        640
Net cash from operating activities                    14,918      9,785

Cash flows from (used by) investing activities:
  Purchase of securities held to maturity                 -      (6,822)
  Purchase of securities available for sale         (258,405)  (211,490)
  Proceeds from:
    Maturities of securities held to maturity             -       8,036
    Maturities of securities available for sale      192,289     94,144
    Sales of securities held to maturity                  -         182
    Sales of securities available for sale           102,180    129,255
  Net increase in loans                              (83,116)   (86,459)
  Purchase of bank premises & equipment               (2,838)    (2,159)
  Other net                                               -         261
Net cash (used by) investing activities              (49,890)   (75,052)
Cash flows from (used by) financing activities:
  Net increase (decrease) in:
    Deposits                                          37,385     46,385
    Securities sold under agreements
      to repurchase                                  (24,703)     2,022
    Short term borrowings                             18,697     11,319
    Long term borrowings                               3,412        938
  Purchase of treasury stock                              -      (1,373)
  Reissuance of treasury stock                            -         150
  Exercised stock options                                191         -
  Redemption of Series A preferred stock              (5,000)        -
  Cash dividends paid                                 (4,538)    (3,693)

Net cash from financing activities                    25,444     55,748
Decrease in cash & cash equivalents                   (9,528)    (9,519)
    Cash and cash equivalents, beginning of year      77,303     82,736
  Cash and cash equivalents, end of period           $67,775    $74,149


                    See accompanying notes to unaudited
                    consolidated financial statements.


                       GRAND PREMIER FINANCIAL, INC.


           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The merger of Northern Illinois Financial Corporation ("Northern Illinois") and Premier Financial Services, Inc. ("Premier") with and into Grand Premier Financial, Inc. ("Grand Premier") was consummated on August 22, 1996 and was accounted for as a pooling of interests. Each outstanding share of Northern Illinois and Premier common stock was converted into 4.25 shares and 1.116 shares of Grand Premier common stock, respectively. Each of the 7,250 shares of Premier Series B Preferred Stock was converted into one share of Grand Premier Series B preferred Stock, and each of the 2,000 shares of Premier Series D preferred Stock was converted into one share of Grand Premier Series C Preferred Stock. All financial statements and information have been restated to reflect the merger.

2. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year.

3. On July 17, 1996 Premier redeemed all of the 5,000 outstanding shares of Premier Series A Preferred Stock at stated value using borrowed funds.

4. Earnings per share for the nine months and three months ended September 30, 1996 and 1995 were computed by dividing net income (less preferred stock dividends) by the total of the average number of common shares and stock options outstanding during such periods. The aggregate amount of preferred stock dividends paid for the nine months ended September 30, 1996 and 1995 and for the three months ended September 30, 1996 and 1995 were $754,000, $829,000, $201,000 and $276,000, respectively.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Grand Premier Financial, Inc's (GPFI) earnings for the third quarter, 1996, totaled $595,000, or $.02 per share versus $4.7 million, or $.22 per share for the same quarter in 1995. Year-to-date earnings through September 30, 1996 totaled $8.0 million, or $.36 per share as compared to $12.0 million, or $.56 per share for the first nine months of 1995. The third quarter and year-to-date earnings declines are primarily a result of an increased third quarter provision for possible loan losses, higher salary expense, an expense provision for anticipated contract and lease terminations and severance benefits related to staff reductions, investment banking and professional fees in connection with the merger, and a write-down of real estate held for development. In total, these items reduced net earnings by approximately $3.9 million, or $.19 per share in the quarter just ended and $5.7 million, or $.28 per share year-to-date.

Net Interest Income

Core earnings remain strong despite a slight decline in net interest margin. Year-to-date net interest income totaled $43.3 million in 1996, as compared to $41.2 million in 1995. Net interest income for the current quarter increased by approximately $600,000 over the third quarter of 1995. The modest increase is a result of increased earning assets and change in asset mix, which offset the margin decline. Earning assets averaged $1.49 billion, or 92.2% of average total assets for the nine months ended September 30, 1996 as compared to $1.39 billion, or 89.8% of average total assets in 1995. Loans, which are generally higher yielding assets, represented 60.7% of total assets at September 30, 1996, 60.6% on June 30, 1996 and 57.4% on September 30, 1995. GPFI's net interest margin was 4.14% at the end of the current quarter, reflecting a slight decline from 4.19% as of June 30, 1996 and eight basis points lower than the 4.22% margin at September 30, 1995.

Provision for Loan Losses

The Company has experienced significant growth in loans outstanding during 1996. Loans totaled $958.6 million at September 30, 1996, an increase of $82.3 million since December 31, 1995. In excess of $40 million of the net growth occurred during the quarter just ended. Year-to-date net loan losses through September 30, 1996 totaled $1.6 million, an increase of $775,000 from the $788,000 recorded for the first nine months of 1995. Non-performing loans (i.e., non-accrual loans, loans past due 90 days or more and still accruing, and renegotiated loans) have increased modestly, from $7.2 million at year end 1995 to $7.9 million at the end of the current quarter. Non-accruing loans decreased from $6.1 million at year end 1995 to $4.8 million at September 30, 1996, loans past due 90 days or more and still accruing increased from $539,000 at year end 1995 to $2.6 million at September 30, 1996 and renegotiated loans decreased from $551,000 at year end 1995 to $517,000 at September 30, 1996.

Primarily as a result of the growth in the loan portfolio, which management anticipates may continue, the Company made an expense provision for loan losses of $1.5 million in the third quarter of 1996. Year-to-date, the Company's provision for possible loan losses totals $2.4 million as compared to $ 590,000 in the first nine months of 1995. The allowance for possible loan losses as a percent of non-performing loans was 130.4% and 130.9% as of September 30, 1996 and December 31, 1995 respectively.




GPFI's provision for possible loan losses is determined as a result of management's evaluation system for assessing the adequacy of the allowance for possible loan losses. The system includes risk grading individual loans based on credit risk as well as reviewing overall loan portfolio composition, growth, economic factors and estimating future potential losses.

Non-interest Income

Non-interest income (excluding net gains from sale of investment securities) increased $1.3 million, or 13.7% in the nine month period ended September 30, 1996 as compared to the same period in 1995, and 7.7% for the third quarter of 1996 relative to the third quarter of 1995. Contributing to the increase were service charges on deposit accounts, trust fees, gains on the sale of other real estate and other fee income.

Service charges on deposits increased $287,000, to $4.3 million through September 30, 1996 compared to $4.0 million the previous year. The increase was primarily due to standardization of fee schedules among four subsidiary banks which were merged into a single charter in February, 1996. Trust fees increased $196,000, or 8.7%, on a year-to-date basis from 1995 to 1996. Net gains from sale of other real estate totaled $573,000 through September 30, 1996, compared to $61,000 in 1995.

GPFI realized $274,000 in net gains from sale of investment securities during the third quarter of 1996, versus $706,000 during the same quarter in 1995. Year-to-date net gains from sale of investment securities total $776,000 in 1996, a decline of approximately $1.2 million from the similar period in 1995.

Non-interest Expenses

Total non-interest expenses through September 30, 1996 increased by $5.4
million, or 15.0%  over the first nine months of 1995.    Expense increases
of approximately $7.20 million were partially offset by a $1.8 million reduction in FDIC insurance premiums. FDIC insurance premium expense during the quarter just ended included a one-time charge of $59,000 on OAKAR deposits for recapitalization of the SAIF insurance fund.

Salary and benefit expenses, increased by $304,000 in the current quarter as compared to the third quarter of 1995. Salary and benefit expenses were however, $550,000 less in the third quarter than in the second quarter this
year.   Approximately $330,000 in severance payments were paid in the quarter ended June 30, 1996 as a result of charter and operational consolidations made prior to the merger. Year-to date salary and benefit expenses are up $1.4 million over the same period in 1995.

The Company owns 5.5 acres of property in Riverwoods, Illinois which it acquired in 1993 for possible future expansion. In late October, 1996, GPFI decided that it no longer plans to develop the property. The Company believes that the current fair value of the property is approximately $2.0 million. Third quarter, 1996 earnings include an adjustment of $2.3 million to pretax earnings reflecting the write-down of the property to approximate fair value.

Other expenses increased by $2.6 million in the third quarter of 1996 over the same quarter in 1995, and are approximately $3.3 million more, on a year-to-date basis, than during the first nine months of 1995. A major portion of the increase in the quarter ended September 30, 1996, (just under $2.0 million) was the result of several non-recurring items; 1) expenses of approximately $1.35 for anticipated contract and lease terminations and severance benefits related to staff reductions, and 2) $543,000 in investment banking and professional expenses in connection with the merger, bringing the year-to-date total to $1.1 million. Miscellaneous expenses such as forms reprinting, marketing, establishing inter-company communications systems, etc. were primarily responsible for the remainder of the quarter-to-quarter and year-to-year increases.

Grand Premier Operating Systems, Inc., the Company's operating subsidiary, is expected to relocate to its new facility in Vernon Hills, Illinois, during the fourth quarter, 1996, as a part of GPFI's plans to consolidate and centralize back-office servicing over the next six to nine months. It is expected that expenses associated with the move will approximate $250,000.

Income Taxes

Income taxes for the first nine months of 1996 totaled $2.9 million, or 26.3% of before tax earnings, as compared to $3.9 million, or 24.3% of before tax earnings in 1995. The higher effective tax rate in 1996 is due to non-tax deductible merger expenses.

FINANCIAL CONDITION

Total assets at September 30, 1996, were $1.66 billion, an increase of $32.9 million over year end 1995 and $42.9 million over June 30, 1996.

Asset expansion during the first nine months of 1996 is dominated by growth in loans outstanding. Loans net of unearned income increased $82.3 million (9.4%) from year end 1995, primarily in the commercial sector. The growth was funded primarily by a decrease in securities available for sale, which declined by $43.5 million since year end, and a modest 2.8% increase in deposits which rose from $1.35 billion at December 31, 1995 to $1.39 billion at September 30, 1996.

Short-term borrowings reflect a $6.0 million decline from year end 1995, substantially as a result of the Company's encouraging holders of securities sold under agreements to repurchase to reinvest proceeds in interest bearing time deposits. The $3.4 million increase in long-term debt is due to additional advances under borrowing arrangements with the Federal Home Loan Bank of Chicago. As of September 30, 1996, GPFI's subsidiary banks had $52.8 million available for borrowing under such arrangements, with total outstanding borrowings of $28.4 million.

At September 30, 1996, stockholder's equity totaled $149.9 million, down 3.9% from $156.0 million at year end 1995. On July 17, 1996, the Company increased its short-term notes payable under a revolving credit line with an unaffiliated correspondent bank and redeemed all $5.0 million of its outstanding Series A Perpetual Preferred Stock at par. As of September 30, 1996, short-term notes payable were $14.0 million, with an additional $11.0 million available in unused lines. Stockholder's equity also reflects an unrealized gain of $5.3 million, based upon current market value of securities available for sale, net of tax, as required under SFAS No. 115. The unrealized gain represents a decrease of $4.7 million since December 31, 1995.

GPFI's capital ratios at September 30, 1996, exceed levels established by the Federal Reserve Board measurements defining "well capitalized" institutions. Under the Federal Reserve Board's risk based capital guidelines, a financial institution must maintain 1) "Tier 1 Capital" (i.e., common stockholder's equity less goodwill to risk adjusted assets) of 4% or more, 2) "Total Risk Based Capital" (i.e., Tier 1 Capital plus the lesser of 1.25% of risk adjusted assets or the allowance for possible loan losses to risk adjusted assets) of 8% or more, and 3) a "Tier 1 Leverage Ratio" (i.e., common stockholder's equity less goodwill to total assets less goodwill) of 3% or more. The Company's Tier 1, Total Risk Based Capital and Leverage ratios at quarter end were 11.89%, 12.84 % and 7.87% respectively.

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits as follows

        The following exhibits are filed with, or incorporated by reference in, this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.


        2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto, incorporated by reference to Exhibit
              2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

        3.1   Amended and Restated Certificate of
              Incorporation of the Company (incorporated by reference to Appendix F to the final proxy-statement prospectus included in the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

        3.2   By-laws of the Company (incorporated by
              reference to Exhibit 3.4 to the Company's
              Registration Statement on Form S-4, as amended,
              File No. 333-03327).

        4 Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and
              Premier Trust Services, Inc. (incorporated by reference to the Company's Registration
              Statement on Form S-4, as amended, File No. 333-
              03327).

        10.1* Form of Change in Control Agreement, dated
              October (2)/(8), 1996, entered into between the Company and each of Richard L Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon.

        10.2* Form of Change in Control Agreement, dated
              October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco.

        10.3* Grand Premier Financial, Inc. 1996 Non-Qualified
              Stock Option Plan (incorporated by reference to
              Exhibit 4.1 to the Company's Registration
              Statement on Form S-8, File No. 333-11663).

        10.4* Premier Financial Services, Inc. 1996 Non-
              Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective
              Amendment No. 1 on Form S-8 to the Company's
              Registration Statement on Form S-4, File No.
              333-03327).

        10.5* Premier Financial Services, Inc. 1988 Non-
              Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on For S-4, File No. 333-03327).

        10.6* Premier Financial Services, Inc. Senior
              Leadership and Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-11645).

        10.7* Consulting Agreement, dated February, 17, 1995, between Howard A. McKee and Grand National Bank (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

        27. Financial Data Schedule, for the nine months ended September 30, 1996

        (B)   Reports on Form 8-K

              The registrant filed a report on Form 8-K dated August 22, 1996, reporting (i) the consummation of the merger of Northern Illinois Financial Corporation and Premier Financial Services, Inc. with and into the Registrant under the terms and condition of an Agreement & Plan of Merger, dated January 22, 1996, as amended and (ii) the appointment of KPMG Peat Marwick, LLP as the Company's auditors for the remainder of its 1996 fiscal year

              The report on Form 8-K also included the following financial statements:

                (i) Northern Illinois:
                    (A) Consolidated Balance Sheets as of June 30, 1996
                        (unaudited and December 31, 1995 (audited);
                    (B) Consolidated Statements of Income for the six
                        months and three months ended June 30, 1996 and 1995 (unaudited);
                    (C) Consolidated Statements of Shareholder Equity
                        for the six months ended June 30, 1996 and 1995 (unaudited);
                    (D) Consolidated Statements of Cash Flows for the
                        six months ended June 30, 1996 and 1995
                        (unaudited); and
                    (E) Notes to Consolidated Financial Statements for
                        the six months and three months ended June 30, 1996 and 1995.

                (ii) Premier:
                    (A) Consolidated Balance Sheets as of June 30, 1996
                        (unaudited) and December 31, 1995 (audited);
                    (B) Consolidated Statements of Earnings for the
                        three months and six months ended June 30, 1996 and 1995 (unaudited);
                    (C) Consolidated Statements of Cash Flows for the
                        six months ended June 30, 1996 and 1995
                        (unaudited); and
                    (D) Notes to Consolidated Financial Statements for
                        the three months and six months ended June 30, 1996 and 1995.

                (iii) Pro Forma Financial Statements
                        (a) Pro Forma Combined Condensed Balance Sheet
                            as of June 30, 1996 (unaudited); and
                        (b) Pro Forma Condensed Statements of Income for
                            the three months and six months ended June
                            30, 1996 and 1995.

                       GRAND PREMIER FINANCIAL, INC.



                                SIGNATURES



    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              GRAND PREMIER FINANCIAL, INC.





November 14, 1996                By: /s/ David L. Murray
                                 David L Murray, Executive Vice President &
                                                 Chief Financial Officer



                               EXHIBIT INDEX

Exhibit No.                      Description                     Page No.

2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinios Financial Corporation, Premier Financial Services, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by referenced to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the second Amendment thereto, incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987.

3.1            Amended and Restated Certificated of
               Incorporation of the Company (incorporated by reference to Appendix F to the final proxy-statement prospectus included in the Company's
               Registration Statement on Form S-4, as
               amended, File No. 333-03327).

3.2            By-laws of the Company (incorporated by
               reference to Exhibit 3.4 to the Company's
               Registration Statement on Form S-4, as
               amended, File No. 333-03327).

4 Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and
               Premier Trust Services, Inc (incorporated by reference to the Company's Registration
               Statement on Form S-4, as amended, File No.
               333-03327).

10.1*          Form of Change in Control Agreement, dated
               October (2)/(8), 1996, entered into between the Company and each of Richard L Geach, David
               L. Murray, Kenneth A. Urban, Steven E.
               Flahaven and Scott Dixon.

10.2*          Form of Change in Control Agreement, dated
               October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan
               Emerick, Jack Emerick, Joseph Esposito,
               William Theobald, Reid French, Larry O'Hara and Ralph Zicco.

10.3*          Grand Premier Financial, Inc. 1996 Non-
               Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form S-8, File No.
               333-11663).

10.4*          Premier Financial Services, Inc. 1996 Non-
               Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective
               Amendment No. 1 on Form S-8 to the Company's
               Registration Statement on Form S-4, File No.
               333-03327).

10.5*          Premier Financial Services, Inc. 1988 Non-
               Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective
               Amendment No. 1 on Form S-8 to the Company's
               Registration Statement on For S-4, File No.
               333-03327).

10.6* Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-11645).

10.7*          Consulting Agreement, dated February, 17,
               1995, between Howard A. McKee and Grand
               National Bank (incorporated by reference to Exhibit 10.1 to the Company's Registration
               Statement on Form S-4, as amended, File No.
               333-03327).


27             Financial Data Schedule for the Nine Months
               Ended September 30, 1996.