Form 10-K
period 1996-12-31
GRAND PREMIER FINANCIAL INC
filed 1997-03-28
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                        Commission file number 0-20987

                        Grand Premier Financial, Inc.
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       36-4077455
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                        Identification No.)

    486 West Liberty, Wauconda, IL                          60084
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:  (847) 487-1818

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.01 par value)
                                Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

      Indicate by a check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to form 10-K. X

      The number of shares of the registrant's Common Stock outstanding on February 28, 1997 was 20,002,563 shares. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of February 28, 1997, based upon the average bid and asked price at this date was $108,398,291.

                      DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 28, 1997 have been incorporated by reference into Part III of the Form 10-K.

No. of Pages Sequentially Numbered: 30
Exhibit Index is on Page 28


                                  PART I


ITEM 1.  BUSINESS

      Grand Premier Financial, Inc. (the Company) is a registered bank holding company organized in 1996 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis.

      The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their services and effect economies in their operations by joint efforts in certain areas such as auditing, training, marketing, and business development. The Company also provides operational and data processing services for its subsidiaries. All services and counsel to subsidiaries are provided on a fee basis, with fees based upon fair market value.

      The Company's banking subsidiaries include Grand National Bank (GNB), First Bank North ("FBN"), First Bank South ("FBS"), First National Bank of Northbrook ("Northbrook") and First Security Bank of Cary Grove ("FSBCG"). Although chartered as commercial banks, the offices of the banks serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. The Company has banking offices located in Cary, Crete, Crystal Lake, DeKalb, Dixon, Freeport, Gurnee, Homewood, Island Lake, Mokena, Mt. Carroll, Mundelein, Niles, Northbrook, Riverwoods, Polo, Rockford, S. Chicago, Heights, Sterling, Stockton, Tinley Park, Warren, Waukegan, Wauconda and Woodstock, Illinois.

      Grand Premier Trust and Investment, Inc., ("Trust") a wholly owned subsidiary of FBN, provides a full line of fiduciary and investment services throughout the Company's general market area.

      Grand Premier Insurance Services, Inc., a direct subsidiary of the Company, is a full line casualty and life insurance agency. Grand Premier Operating Systems, Inc., ("GPOS"), is also a direct subsidiary of the Company. GPOS provides data processing and operational services to the Company and its subsidiaries.

      American Suburban Mortgage Corporation, (ASMC) a direct subsidiary of the Company was established to engage in secondary mortgage operations. ASMC is currently inactive, with secondary mortgage operations performed by the banking subsidiaries.

Competition

      Active competition exists in all principal areas where the Company and its subsidiaries are engaged, not only with commercial banking organizations, but also with savings and loan associations, finance companies, mortgage companies, credit unions, brokerage houses and other providers of financial services. The Company has seen the level of competition and number of competitors in its markets increase in recent years and expects a continuation of these aggressively competitive market conditions.

      To gain a competitive market advantage, the Company relies on a strategic marketing plan that is employed throughout the Company, reaching every level of its sales force. The marketing plan includes the identification of target markets and customers so that the Company's resources, both financial and manpower, can be utilized where the greatest opportunities for gaining market share exist. The differentiation between the Company's approach to providing products and services to its customers and that of the competition is in the individualized attention that the Company devotes to the needs of its customers. This focus on fulfilling customer's financial needs generally results in long-term customer relationships.

      Banking deposits are well balanced, with a large customer base and no dominant accounts in any category. The Company's loan portfolio is also characterized by a large customer base, balanced between loans to individuals, commercial and agricultural customers, with no dominant relationships. There is no readily available source of information which delineates the market for financial services, including services offered by non-bank competitors, in the company's market area.

Supervision and Regulation

      Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. The Company is a registered bank holding company under and subject to the provisions of the Bank Holding Company Act (BHCA.) As such, the Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. It also is subject to the supervision of, and examination by, the Federal Reserve Board. The Company is also subject to regulation under the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois BHCA").

      Grand National Bank and First National Bank of Northbrook ("Northbrook") are national banks chartered under the laws of the United States and are subject to the supervision of, and examination by, the Office of the Comptroller of the Currency (OCC), their primary regulator. The OCC regularly examines such areas as reserves, loans, investments, management practices and other aspects of Grand National Bank's and Northbrook's operations. Grand National Bank and Northbrook must also furnish to the OCC quarterly reports containing full and accurate statements of their affairs. All national banks are members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district, in this case the Federal Reserve Bank of Chicago.

      First Bank North, First Bank South and First Security Bank of Cary Grove ("Cary Grove") are Illinois state banks chartered under the Illinois Banking Act and members of the Federal Reserve System. As such, they are subject to the supervision of, and examination by, the Illinois Commissioner and the Federal Reserve Board. The Illinois Commissioner and the Federal Reserve Board regularly examine such areas as reserves, loans, investments, management practices, and other aspects of the operations of First Bank North, First Bank South and Cary Grove. First Bank North, First Bank South and Cary Grove must also furnish to the Illinois Commissioner and the Federal Reserve Bank of Chicago quarterly reports containing full and accurate statements of their affairs. As an Illinois trust company, Premier Trust Services, Inc. is also subject to the supervision of and examination by the Illinois Commissioner.

      The deposits of all of the banks, subject to FDIC limitations are insured by BIF of the FDIC. As a result, the banks are also subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The examinations of the various regulatory agencies are designed for the protection of bank depositors and not for stockholders of the banks or their holding companies.

      The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiary banks.

      The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent (5%) of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a bank holding company's revenue is the dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), in the event that the FDIC suffers a loss in connection with a banking subsidiary of a bank holding company, other banking subsidiaries of the same holding company may be held liable for such loss.

      Federal laws limit the transfer of funds by a subsidiary bank to its holding company and the non-bank subsidiaries of the holding company ("affiliates") in the form of loans or extensions of credit, investments in stock or other securities of the bank holding company or its other subsidiaries or advances to any borrower collateralized by such stock or other securities. Transfers of this kind are limited to 10 percent of a bank's capital and surplus with respect to each affiliate and to 20 percent with respect to all affiliates in the aggregate and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company and other affiliates, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

      It is the policy of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of its subsidiary banks. The Federal Reserve Board takes the position that, in implementing this policy, it may require bank holding companies to provide such support when the holding company otherwise would not consider itself able to do so.

      The Illinois BHCA permits bank holding companies domiciled in Illinois to make acquisitions throughout the state. It also permits bank holding companies located in any state of the United States to acquire banks or bank holding companies within the State of Illinois, subject to certain conditions, including a regulatory determination that the laws of the state in which the acquiring bank holding company is located permit bank holding companies in Illinois to acquire banks or bank holding companies in the acquiror's state under qualifications and conditions that are not unduly restrictive when compared to those imposed by Illinois law. Subject to these regulatory determinations, the Company may acquire banks and bank holding companies in such states, and bank holding companies in those states may acquire banks and bank holding companies in Illinois.

      The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of a bank's business, allowable investments, required reserves against deposits, loans and collateral, establishment of branch offices and activities performed at such offices. These laws and regulations are generally designed for the protection of bank depositors and not the stockholders of the bank.

      A national bank, such as Grand National Bank or Northbrook, may not pay a dividend in any calendar year in excess of its net profits for the current year plus its adjusted retained profits for the two prior years, unless it obtains OCC approval. Net profits from which dividends may be paid must be adjusted for losses and the amount of statutory bad debts in excess of the balance of the bank's allowance for possible credit losses. "Bad debts" are generally defined to include the principal amounts of loans which are in arrears with respect to interest by six months or more unless such loans are well secured and in the process of collection.

      Under the Illinois Banking Act, state banks, such as First Bank North, First Bank South, and Cary Grove may not declare dividends (I) except out of the bank's net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e., debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are secured and in the process of collection).

      The Community Reinvestment Act (the "CRA") is intended to encourage banks and thrifts to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound lending practices. Under the CRA, the federal banking agencies take into account a financial institution's record of helping to meet the credit needs of its entire community when evaluating various types of applications, such as applications for branches, office relocations, mergers, consolidations, and purchase and assumption transactions, and may deny or condition approval of an application on the basis of an institution's record. All depository institutions are reviewed and rated by their primary federal bank regulator. In reviewing applications by bank holding companies, the Federal Reserve Board takes into account the record of compliance of a holding company's subsidiary banking institutions with the CRA.

      The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. The capital standards (including the definitions of Tier 1 Capital and Tier 2 Capital) established by the OCC (for national banks such as Grand National Bank and Northbrook) and by the Federal Reserve Board (for state member banks such as First Bank North, First Bank South and Cary Grove) are substantially the same as those established by the Federal Reserve Board for bank holding companies. These standards significantly revise the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital").

      Under the risk-adjusted capital standards, a minimum total capital to total risk-weighted assets ratio of eight percent (8%) is required, and Tier 1 Capital must be at least 50 percent of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to total assets of three percent (3%). The three percent Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and is used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

      The federal banking agencies have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated in the highest category under the regulatory rating systems for bank holding companies and banks. All other bank holding companies and banks are required to maintain a leverage ratio of 3 percent plus at least one to two percent (1% to 2%) of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to total assets, less all intangibles.


The Company and its banking subsidiaries meet or exceed the regulating capital guidelines as currently defined. For additional information regarding the capital ratios of the Company and its banking subsidiaries, see the Company's 1996 Annual Report page 20.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations, management and supervision of banks and bank holding companies. It also significantly enhanced the authority of bank regulators to intervene in the cases of deterioration of a bank's capital level. FDICIA requires that the banking regulators take prompt corrective action with respect to depository institutions that fall below certain capital levels and prohibits any depository institution from making any capital distribution that would cause it to be considered undercapitalized. Regulations adopted pursuant to FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Institutions that are not adequately capitalized may be subjected to a broad range of restrictions on their activities and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution. Only well-capitalized institutions and adequately capitalized institutions receiving a waiver from the FDIC will be permitted to accept brokered deposits, and only those institutions eligible to accept brokered deposits may provide pass-through deposit insurance for participants in employee benefit plans.

      A range of other regulations adopted as a result of FDICIA have established interagency guidelines standards for safety and soundness for depository institutions and their holding companies; requirements relating to annual audits of depository institutions; requirements applicable to closure of branches; additional requirements for disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; requirements for the banking agencies to adopt uniform regulations for extensions of credit secured by real estate; modification of accounting standards to conform to GAAP, including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties for failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans and loans to small businesses.

      As required by FDICIA, the FDIC has established a risk-based assessment system for deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund.
Under the system, deposit insurance premiums are based upon an institution's assignment to one of three capital categories and a further assignment to one of three supervisory subcategories within each capital category. The result is a nine category assessment system. The classification of an institution into a category depends, among other things, on the results of off-site surveillance systems, capital ratio, and its CAMEL rating (a supervisory rating of capital, asset quality, management, earnings and liquidity).

      On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") became law. Since September 29, 1995, the Riegle-Neal Act has permitted adequately capitalized and managed bank holding companies to acquire banks across state lines, without regard to whether the transaction is prohibited by state law, except that state law may establish the minimum age of the banks in such state that are subject to acquisition by out-of-state bank holding companies (not to exceed five years). The acquiring bank holding company must maintain the acquired bank as a separately chartered institution. Under the Riegle-Neal Act, the Federal Reserve Board generally may not approve an acquisition if, upon consummation, the applicant bank holding company would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official. Since September 29, 1995, the Riegle-Neal Act has also permitted any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

      Beginning on June 1, 1997, banks may, with the approval of the appropriate Federal bank regulatory agency, merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law. The responsible federal bank regulatory agency generally may not approve such a merger, however, if, after the merger, the resulting entity would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in the state where the target bank is located, the responsible federal bank regulatory agency may approve such a merger, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

      Under the Riegle-Neal Act, states may adopt legislation permitting interstate mergers before June 1, 1997. Alternatively, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction. Illinois has adopted legislation permitting interstate mergers beginning June 1, 1997.

      Subject to the limited exception described below, deposits of the banks are insured by the FDIC under the BIF. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (the "SAIF"), which primarily insures savings association deposits. Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this 1.25% reserve level in 1996, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the highest rated institutions (approximately 92 percent of the nearly 11,000 BIF-insured banks) will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all institutions were reduced by $0.04 per $100 of deposits, leaving a premium range of $0.00 (in which the statutory minimum applies) to $0.27 per $100 instead of the previous $0.04 to $0.31 per $100. The banks, for deposit insurance assessment purposes, are all classified in the highest category and pay the statutory annual minimum of $2,000 for FDIC deposit insurance. First Bank North holds approximately $11,250,000 of deposits acquired in connection with the acquisition of a branch of a savings association. Those deposits are insured by SAIF and will continue to be subject to the higher premiums due on SAIF-insured deposits.

Monetary Policy and Economic Conditions

      The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to in the future.In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no representation can be made as to possible future changes in interest rates, deposit levels and loan demand, or their effect on the business and earnings of the Company and its subsidiaries.


Employees

      As of December 31, 1996 the Company and its subsidiaries had a total of 588 full-time and 102 part-time employees.


Item 2.  Properties

      The Company's corporate office is at 486 West Liberty Street, Wauconda, Illinois in a building owned by GNB. The Company leases approximately 5,000 square feet.

      The banking affiliates, as of December 31, 1996 occupied 35 offices in 25 different communities within northern Illinois, of which seven are leased and 28 are owned.

     In addition to the banking offices, Grand Premier Operating Systems, Inc.
(GPOS) conducts the majority of its operations from a 28,800 square foot, one story office building located at 588 Lakeview Parkway, Vernon Hills, Illinois. GPOS leases this building from an unaffiliated party (with an option to purchase) through September, 2001. GPOS also conducts business in Freeport, Illinois. The two story office building in Freeport consists of approximately 13,000 square feet, and is located at 110 West Stephenson Street, Freeport, Illinois. The building and underlying land are owned by GPOS.


Item 3.  Legal Proceedings

      Neither the Company nor its subsidiaries are a party to any material legal proceedings, other than routine litigation incidental to the business of the banks as of December 31, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1996.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
 Matters

      The approximate number of Holders of Common Stock as of 12/31/96 was as follows:
                 Title of Class                    No. of Record Holders

                 Common Stock
                 ($.01 Par Value)                         1,231

      Other information required by this item is incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1996, which is included as an exhibit to this report.


Item 6.  Selected Financial Data

   Incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1996, which is included as an exhibit to this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1996, which is included as an exhibit to this report.

      Submitted herewith is the following supplementary financial information of the registrant for each of the last three years (unless otherwise stated):

      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
      Changes in Interest Margin for each of the last two years
      Investment Portfolio
      Maturities of Investments, December 31, 1996
      Loan Portfolio for each of the last five years
      Loan Maturities and Sensitivity to Changes in Interest Rates, December 31, 1996
      Risk Elements in the Loan Portfolio for the last five years
      Summary of Loan Loss Experience for the last five years
      Deposits
      Time Certificates and other Time Deposits of $100,000 or more as of December 31, 1996
      Return on Equity and Assets
      Short Term Borrowings


Item 8.  Financial Statements and Supplementary Data

      The following consolidated financial statements of the Company, which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1996, are submitted herewith as an exhibit, and are incorporated by reference:

      1.  Consolidated Balance Sheets, December 31, 1996 and 1995
      2. Consolidated Statements of Earnings, for the three years ended December 31, 1996
      3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996
      4. Consolidated Statements of Cash Flows for the three years ended December 31, 1996
      5.  Notes to Consolidated Financial Statements
      6.  Independent Auditors' Report
      7.  Selected Quarterly Financial Information

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

      None


Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differentials

The following table presents the average balances of major categories of interest earning assets and interest bearing liabilities, the interest earned or paid on such categories, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities during each of the reported periods, (in thousands)

Year Ended December 31,                                  1996                          1995                         1994
                                            Average             Average   Average             Average  Average            Average
                                            Balance  Interest Yield/Rate  Balance  Interest Yield/Rate Balance Interest Yield/Rate
Assets
Interest earning assets
  Interest bearing deposits in other banks  $  4,071  $   244  5.99%   $  3,967  $   219    5.52%    $ 15,200  $   656      4.32%
  Investment securities (1)
    Taxable                                  424,754   26,514  6.24     461,622   27,680    6.00      435,086   21,897      5.03
    Tax exempt (2)                           126,830    7,142  8.53     113,027    6,880    9.22      121,612    7,230      9.01
  Federal funds sold                          12,413      654  5.27      14,814      895    5.80       13,714      664      4.84
  Loans (3)                                  915,107   79,816  8.72     810,527   73,108    9.02      742,129   61,719      8.32

Total int. earning assets/interest income  1,483,175  114,370  7.96   1,403,957  108,782    8.00    1,327,741   92,166      7.22
Cash and due from banks                       52,745                     52,768                        54,756
Premises and equipment                        35,945                     36,578                        37,067
Other assets                                  46,138                     47,275                        48,331
Securities valuation-available for sale (1)   10,879                      2,301                           518
Allowance for loan losses                     (9,743)                    (9,367)                      (10,293)
Total                                     $1,619,139                 $1,533,512                    $1,458,120


Liabilities and Shareholders' Equity
Interest bearing liabilities
  Demand deposits                           $289,698   8,357   2.88     $289,753    9,090    3.14     $244,864    5,700     2.33
  Savings deposits                           279,386   8,521   3.05      283,557    8,592    3.03      328,644    8,890     2.71
  Other time deposits                        613,910  35,380   5.76      537,652   30,566    5.69      468,804   20,609     4.40
  Short-term borrowings                       60,826   3,482   5.72       79,840    4,845    6.07       79,309    3,593     4.53
  Long-term borrowings                        12,758     818   6.41        6,555      448    6.83        2,148      136     6.33
Total interest bearing liabilities/
      interest expense                     1,256,578  56,558   4.50    1,197,357   53,541    4.47    1,123,769   38,928     3.46
Noninterest bearing deposits                 189,645                     181,177                       191,959
Other liabilities                             20,826                      14,844                        11,138
Shareholders' equity                         152,090                     140,134                       131,254

Total                                     $1,619,139                  $1,533,512                    $1,458,120

Net interest income                                    $57,812  3.46%              $55,241    3.53%              $53,238      3.76%

Net yield on interest earning assets                            4.15%                         4.19%                           4.29%

(1) Investments are at amortized cost. The valuation from amortized cost to market for available for sale securities is shown separately.
(2) Yields on tax exempt securities are full tax equivalent yields at a 34% rate.
(3)  Average volume includes nonaccrual loans.

                             CHANGES IN INTEREST MARGIN

                            GRAND PREMIER FINANCIAL, INC.

     The following table sets forth the registrant's dollar amount of change in interest earned on each major interest earning assets and the dollar amount of change in interest paid on each major interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (Dollar figures in thousands):
                                                  Increase (Decrease)
                                        1996 over 1995        1995 over 1994
                                      Rate      Volume      Rate      Volume
Changes in Interest Earned:

  Interest Bearing Deposits        $    19    $      6    $   149      $(586)

  Taxable Investment Securities      1,087      (2,253)     4,391      1,392

  Non-taxable Investment Securities
   (taxable equivalent)               (868)      1,130        247       (597)

  Fed Funds Sold                       (87)       (154)       165         66

  Loans (net of unearned discount)  (3,608)     10,316      6,086      5,303

     Total                         $(3,457)   $  9,045    $11,038     $5,578

Changes in Interest Paid:

  Interest Bearing Deposits        $   888      $ 3,122   $10,593     $2,456

  Short Term Borrowings             (  266)      (1,097)    1,228         24

  Long Term Borrowings                 (30)         400        12        300

  Total                            $   592      $ 2,425   $11,833     $2,780

Changes in Interest Margin         $(4,049)     $ 6,620   $ ( 795)    $2,798



      Changes attributable to rate/volume, i.e., changes in the interest margin which occurred because of a combination rate/volume change and cannot be attributed solely to a rate change or a volume change, are apportioned between rate and volume as follows:

      1. Percentage rate increases (decreases) in rate and in volume were calculated for each major interest earning asset and interest bearing liability based upon their year-to-year change.

      2. The percentage rate changes in rate and in volume were then allocated proportionately in relationship to 100%.

      3. The proportionate allocations were applied to the total rate/volume change.




                                   INVESTMENT PORTFOLIO

                               GRAND PREMIER FINANCIAL, INC.

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last three years (dollar figures in thousands):



                                        1994           1995         1996
U.S. Treasury and U.S. Agency
  Securities                         $393,005       $385,256      $348,877
Obligations of States and
  Political Subdivisions              114,174        137,175       134,633

Other Securities                       64,156         76,139        52,177

        Total                        $571,335       $598,570      $535,687



  The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury, U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1996 by maturity and also sets forth the weighted average yield for each range of maturities.

                                           Obligations of
                            U.S. Treasury    States and             Weighted
                           and U.S. Agency    Political     Other    Average
Book Value:                  Securities      Subdivision  Securities   Yield

 One Year or Less               $ 33,559      $ 10,304     $ 5,777     6.69%
 After One Year to Five Years     71,636        34,023       4,886     7.13%
 After Five Years to Ten Years    77,575        23,617       2,048     7.30%
 Over Ten Years                  166,107        66,689      39,466     7.44%

        Total                  $ 348,877      $134,633     $52,177     7.28%



(1)  Weighted Average Yields were calculated as follows:

  1. The weighted average yield for each category in the portfolio was calculated based upon the maturity distribution shown in the table above.
      2. The yields determined in step 1 were weighted in relation to the total investments in each maturity range shown in the table above.

(2) Yields on tax exempt securities are full tax equivalent yields at a 34% rate.

(3) At December 31, 1996 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.



                                      LOAN PORTFOLIO

                               GRAND PREMIER FINANCIAL, INC.


  The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31
                                 1992       1993      1994      1995      1996

Commercial, financial and
 agricultural Loans          $201,746   $242,342  $200,178  $229,589  $229,700
Real Estate -
   Construction                44,728     44,717    46,150    45,098    42,772
   Mortgage                   335,115    417,028   450,271   530,636   625,364
Loans to Individuals           42,609     65,685    68,453    71,010    68,488

   Total                     $624,198   $769,772  $765,052  $876,333  $966,324




The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1996 (dollar figures in thousands).


                                           AMOUNT DUE IN

                              1 Year or Less      1-5 Years       After 5 Years

Commercial, financial and
  agricultural loans              $132,394         $ 78,875        $ 18,431
Real Estate - Construction          37,040            5,299             433

  Total                           $169,434         $ 84,174        $ 18,864



  As of December 31, 1996 loans totaling $61,272,000, which are due after one year have predetermined interest rates, while $41,766,000 of loans due after one year have floating interest rates.



                            RISK ELEMENTS IN THE LOAN PORTFOLIO
                               GRAND PREMIER FINANCIAL, INC.

  The Company's financial statements are prepared on the accrual basis of accounting, and substantially all of the loans currently accruing interest are accruing at the rate contractually agreed upon when the loan was negotiated. When in the judgement of management the timely receipt of interest payments on a loan is doubtful, it is the Company's policy to cease the accrual of interest thereon and to recognize income on a cash basis when payments are received, unless there is adequate collateral or other substantial basis for continued accrual of interest. An exception is made in the case of consumer installment and charge card loans; such loans are not placed on a cash basis and all interest accrued thereon is charged against income at the time a loan is charged off. At the time a loan is placed in non-accrual status all interest accrued in the current year but not yet collected is reversed against current interest income. Troubled debt restructurings (renegotiated loans) are loans on which interest is being accrued at less than the original contractual rate of interest because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the renegotiated rate so long as the borrower is current under the revised terms and conditions of the agreement. Other Real Estate is real estate, sales contracts, and other assets acquired because of the inability of the borrower to serve the obligation of a previous loan collateralized by such assets.

  The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, for each of the last five years (dollar figures in thousands):


                                           Year Ended December 31
                                  1992      1993     1994      1995     1996
Non-accrual Loans              $ 11,923  $ 10,343  $ 8,911   $ 6,118  $ 4,718
Loans Past Due 90 days
  or More                           922     5,273      703       539    1,946
Renegotiated Loans                4,580     4,697    3,395       551      510

  Total                        $ 17,425  $ 20,313  $13,009   $ 7,208   $7,174


  The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1996 (dollar figures in thousands):


                                     Non-Accrual Loans     Renegotiated Loans

Balance December 31, 1996                $ 4,718                   $ 510

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                  557                     32

Amount of interest included in
  net earnings.                              188                     39








        SUMMARY OF LOAN LOSS EXPERIENCE
         GRAND PREMIER FINANCIAL, INC.

  The Company and its subsidiary banks have historically evaluated the adequacy of their Allowance for Possible Loan Losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management's evaluation of the entire loan portfolio. In determining the adequacy of its Allowance for Possible Loan Losses, management considers such factors as the size, composition and quality of the loan portfolio, historical loss experience, current loan losses, current potential risks, economic conditions, and other risks inherent in the loan portfolio.

  Because the Company has historically evaluated its Allowance for Loan Losses on an overall basis, the Allowance has not been allocated by category. The allocation shown in the table below, encompassing the major segments of the loan portfolio judged most informative by management, represents only an estimate for each category of loans based upon historical loss experience and management's judgement of amounts deemed reasonable to provide for the possibility of losses being incurred within each category. The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):

                                                   Year Ended December 31,

                                        1996    1995     1994    1993    1992

Balance at beginning of year           $9,435  $9,738  $10,595  $8,160  $7,926

Charge-offs:
  Commercial, financial and
    agricultural                        1,896   1,707    1,437   2,367   3,895
  Real estate construction                  -       -       55       -       -
  Real estate mortgage                     91     235      140     875     432
  Installment loans to individuals        778     912      706     367     343

                                        2,766   2,854    2,338   3,609   4,670

Recoveries:
  Commercial, financial and
    agricultural                          286     865      578     560     269
  Real estate construction                  -       -        -       -       -
  Real estate mortgage                     26      28       15       -      30
  Installment loans to individuals        259     223      333     151     106

                                          572   1,116      926     711     405

Net charge-offs                         2,194   1,738    1,412   2,898   4,265

Allowance from acquired entities            -       -        -   2,351       -

Operating expense provision             2,875   1,435      555   2,982   4,499

Balance at end of year                $10,116  $9,435   $9,738 $10,595  $8,160


Ratio of net charge-offs during the
  year to average loans                   .24%    .21%     .19%    .42%    .70%


Allocation of the Allowance for Loan Losses
       (In thousands of dollars)

                                                                          Year End December 31,

                                             1996                1995                1994                1993                1992
                                        % of Loans          % of Loans          % of Loans          % of Loans          % of Loans
                                           in Each             in Each             in Each             in Each             in Each
                                       Category to         Category to         Category to         Category to         Category to
                               Amount  Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans  Amount Total Loans

Commercial, financial
  and agricultural             $3,343     23.8%     2,475     26.2%    $2,964     26.2%    $4,460     31.5%     $3,253     32.3%

Real estate-construction          445      4.4        445      5.1        186      6.0         69      5.8         628      7.2

Real estate-mortgage            5,628     64.7      5,693     60.6      5,396     58.9      5,318     54.2       3,966     53.7

Installment loans
  to individuals                  700      7.1        822      8.1      1,192      8.9        748      8.5         313      6.8

                              $10,116    100.0%    $9,435    100.0%    $9,738    100.0%   $10,595    100.0%     $8,160   100.0%

    The amount of the additions to the allowance for possible loan losses charged to expense for the periods indicated were based on a variety of factors, including actual charge-offs during the year, historical loss experience, character of portfolio, specific loan allocations, industry guidelines and an evaluation of current and prospective economic conditions in the Bank's market areas.




                                  DEPOSITS
                        GRAND PREMIER FINANCIAL, INC.


  The following table sets forth the classification of average deposits for the indicated periods, in thousands of dollars:


                                                   Year ended December 31,

                                                1996       1995       1994

Noninterest bearing demand deposits          $189,645   $181,177   $191,959
Interest bearing demand deposits              289,698    289,753    244,864
Savings deposits                              279,386    283,557    328,644
Time deposits                                 613,910    537,652    468,804




  The following table sets forth the average rates paid on deposits for the indicated periods:

                                                 Year Ended December 31,

                                                 1996     1995     1994

Interest bearing demand deposits                 2.88%    3.14%    2.33%
Savings deposits                                 3.05     3.03     2.71
Time deposits                                    5.76     5.69     4.40




  The following table sets forth the maturities of time deposits of $100,000 or more, in thousands of dollars, for the period indicated:
                                                        Year Ended
                                                       December 31,
                                                           1996

Three months or less                                     $ 66,042
Over three months to six months                            42,918
Over six months to twelve months                           58,912
Over twelve months                                         26,087

Total                                                    $193,959









RETURN ON EQUITY AND ASSETS

GRAND PREMIER FINANCIAL, INC.

  The following table presents certain ratios relating to the Registrant's equity and assets:

                                              Year Ended December 31,

                                              1996     1995     1994

Return on average equity                      8.76%   12.15%   10.17%

Return on average assets                       .82     1.11      .92

Dividend payout ratio                        43.55    24.05    30.00

Average total shareholders' equity
  to average total assets                     9.39     9.14     9.00




                                 SHORT TERM BORROWINGS

                             GRAND PREMIER FINANCIAL, INC.



      The following table sets forth a summary of the registrant's short-term borrowings for each of the last three years (dollar figures in thousands):


                                              Year Ended December 31
                                             1996        1995       1994
Balance at End of Period:
  Federal Funds Purchased                    $    -    $ 25,225    $13,975
  Securities Sold Under
   Repurchase Agreements                     23,486      49,757     53,638
  Notes Payable to Banks                          -      13,250     15,235
  Other                                           -           -          -
            TOTAL                           $23,486    $ 88,232    $82,848

Weighted Average Interest
  Rate at the end of Period:
  Federal Funds Purchased                         -        5.75%      5.75%
  Securities Sold Under
   Repurchase Agreements                       4.33%       5.30%      5.11%
  Notes Payable to Banks                          -        7.43%      8.00%
  Other                                           -           -          -

Highest Amount Outstanding
  at Any Month-End:
  Federal Funds Purchased                   $42,469    $ 25,735   $ 15,076
  Securities Sold Under
   Repurchase Agreements                     54,952      57,293    53,638
  Notes Payable to Banks                     13,953      17,070    17,580
  Other                                           -       3,000     1,000

Average Outstanding During
  the Year:
  Federal Funds Purchased                  $ 10,101   $ 11,671     $5,506
  Securities Sold Under
   Repurchase Agreements                     39,550       55,814     58,496
  Notes Payable to Banks                     11,175       12,355     15,106
  Other                                           -          107        201

Weighted Average Interest
  Rate During the Year:
  Federal Funds Purchased                      5.25%        6.50%      4.80%
  Securities Sold Under
   Repurchase Agreements                       5.13%        5.54       3.81
  Notes Payable to Banks                       8.27%        8.02       7.25
  Other                                           -         6.25       3.98




                                       PART III


Item 10.  Directors and Executive Officers of the Registrant

      Incorporated herein by reference to the Registrant's Proxy Statement dated March 31,1997 in connection with its annual meeting to be held on May 28, 1997.

      Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the Registrant's Proxy Statement dated March 31, 1997 on page 18 under the Section "Compliance with Section 16 (a) of the Exchange Act" and is incorporated herein by reference in this Annual Report on Form 10-K.


Item 11.  Executive Compensation

      Incorporated herein by reference to the Registrant's Proxy Statement dated March 31,1997, in connection with its annual meeting to be held on May 28, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference to the Registrant's Proxy Statement dated March 31,1997, in connection with its annual meeting to be held on May 28, 1997.


Item 13.  Certain Relationships and Related Transactions

      Incorporated herein by reference to the Registrant's Proxy Statement dated March 31, 1997 in connection with its annual meeting to be held on May 28, 1997.



                                        PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      1.  The following documents are filed as a part of this report:

          A. Consolidated Financial Statements of the Company which are included in the annual report of the registrant to its stock-holders for the year ended December 31, 1996 as follows:

              1.  Consolidated Balance Sheets, December 31, 1996 and 1995
              2.  Consolidated Statements of Earnings, for the three years ended December 31, 1996.
              3. Consolidated Statements of Cash Flows, for the three years ended December 31, 1996.
              4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1996.
              5.  Independent Auditors' Report.
              6.  Notes to Consolidated Financial Statements.

          B.  Financial Statement Schedules as follows:

                 1. Selected Quarterly Financial Information on page 25 of Registrant's 1996 Annual Report.

                  2.  Independent Auditors' Report.


The Board of Directors
Northern Illinois Financial Corporation

We have audited the accompanying consolidated balance sheets of Northern Illinois Financial Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in shareholders equity and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Northern Illinois Financial Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for impairment of loans in 1995, to conform to pronouncements of the Financial Accounting Standards Board.




Hutton Nelson and McDonald LLP
Oakbrook Terrace, Illinois
January 31, 1996



          C.  Exhibits as follows:

         The following exhibits are filed with, or incorporated by reference in, this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

         2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto, incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

         10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard
                L. Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference of Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

         10.2* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco (incorporated by reference on Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

         10.3* Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File
                No. 333-11663).

         10.4* Premier Financial Services, Inc. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4, File No. 333-03327).

         10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on For S-4, File No. 333-03327).

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

         10.8*  Grand Premier Financial, Inc. Deferred Compensation Plan

         10.9*  Grand Premier Financial, Inc. Savings and Stock Plan and Trust

         11. Statement re computation of per share earnings (see Note 1 to the Consolidated Financial Statements for the year ended December 31, 1996).

         13.    Grand Premier Financial, Inc. 1996 Annual Report to
                Stockholders

         21.    Subsidiaries of the Registrant

         23.1   Consent of KPMG Peat Marwick LLP

         23.2   Consent of Hutton, Nelson and McDonald LLP

         27. Article 9 Financial Data Schedule for the Fiscal Year Ended December 31, 1996

          99a Premier Financial Services, Inc. Stock and Savings Plan Form 11-K Annual Report for the Fiscal Year ended December 31, 1996.

          99b. Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan Form 11-K Annual Report for the Fiscal Year ended December 31, 1996.

     2.  Reports on Form 8-K

         The registrant has not filed a report on Form 8-K during the quarter ended December 31, 1996.


                                      SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Premier Financial, Inc.


By:/s/ Richard L. Geach
   Richard L. Geach, Chief Executive
   Officer

Date:February 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert W. Hinman                        /s/ D.L. Murray
By: Robert W. Hinman, President and          By: D. L. Murray, Executive Vice
    Director                                 President, Chief Financial
                                              Officer and Director

  Date:February 24, 1997                       Date:February 24, 1997



/s/ Alan J. Emerick                         /s/ Jean M. Barry
By: Alan J. Emerick                         By: Jean M. Barry

  Date:February 24, 1997                      Date:February 24, 1997


/s/ Joseph C. Piland                        /s/ Frank J. Callero
By: Joseph C. Piland                        By: Frank J. Callero


  Date:February 24, 1997                      Date:February 24, 1997


/s/ R. Gerald Fox                           /s/ Howard A. McKee
By: R. Gerald Fox                           By: Howard A. McKee

  Date:February 24, 1997                      Date:February 24, 1997


SIGNATURES CONTINUED



/s/ Stephen J. Schostok                     /s/ Brenton J. Emerick
By: Stephen J. Schostok                     By: Brenton J. Emerick


  Date:February 24, 1997                      Date:February 24, 1997



/s/ James Esposito                          /s/ Edward G. Maris
By: James Esposito                          By: Edward G. Maris


  Date: February 24, 1997                     Date: February 24, 1997



EXHIBIT INDEX TO FORM 10-K

      The following exhibits are filed herewith or incorporated herein by reference. All documents incorporated by reference to prior filings have been filed under Commission File No. 0-20987. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.


Exhibit No.          Description

2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinios Financial Corporation, Premier Financial Services, Inc. and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by referenced to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the second Amendment thereto, incorporated by reference to
                 Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987.

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

4                Rights Agreement, dated as of July 8, 1996, between
                 Grand Premier Financial, Inc. and Premier Trust Services, Inc. (incorporated by reference to the Company's
                 Registration Statement on Form S-4, as amended,
                 File No.333-03327).

10.1*            Form of Change in Control Agreement, dated October
                 (2)/(8), 1996, entered into between the Company and each of Richard L. Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference on Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

10.2*            Form of Change in Control Agreement, dated October
                 (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco(incorporated by reference on Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)



EXHIBIT INDEX TO FORM 10-K CONTINUED

10.3* Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-11663).

10.4* Premier Financial Services, Inc. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4, File No. 333-03327).

10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
                 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4, File No. 333-03327).

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

10.8*            Grand Premier Financial, Inc. Deferred Compensation Plan.

10.9*            Grand Premier Financial, Inc. Savings and Stock Plan and
                 Trust.

11. Statement re computation of per share earnings (see Note 1 to the Consolidated Financial Statements for the year ended December 31, 1996).

13.              Grand Premier Financial, Inc. 1996 Annual Report to
                 Stockholders.

21.              Subsidiaries of the Registrant.

23.1             Consent of KPMG Peat Marwick LLP.

23.2             Consent of Hutton, Nelson and McDonald LLP.

27.              Article 9 Financial Data Schedule for the Fiscal Year Ended
                 December 31, 1996.

99a. Premier Financial Services, Inc. Stock and Savings Plan Form 11-K Annual Report for the Fiscal Year ended December 31,1996. Pursuant to paragraph 232.311 of Regulation S-T, Grand Premier Financial, Inc. is submitting on paper under cover of Form SE the financial statements of the Plan which are included in the annual report of the Plan to its participants for the year ended December 31, 1996.

99b. Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan Form 11-K Annual Report for the Fiscal Year ended December 31, 1996. Pursuant to paragraph 232.311 of Regulation S-T, Grand Premier Financial, Inc. is submitting on paper under cover of Form SE the financial statements of the Plan which are included in the annual report of the Plan to its participants for the year ended December 31, 1996.