Form 10-Q
period 1997-03-31
GRAND PREMIER FINANCIAL INC
filed 1997-05-13
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                   - OR -

           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

                      Commission file number 0-20987
                       Grand Premier Financial Inc.
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on April 30, 1997 was 20,002,563 shares.



                    GRAND PREMIER FINANCIAL INCORPORATED

                        FORM 10-Q - QUARTERLY REPORT

                      FOR QUARTER ENDED MARCH 31, 1997

                              TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      March 31, 1997 (unaudited) and December 31, 1996.          1 - 2

    Consolidated Statements of Income (unaudited)
      Three Months Ended March 31, 1997 and 1996                 3 - 4

    Consolidated Statements of Cash Flow (unaudited)
      Three Months Ended March 31, 1997 and 1996                 5

    Notes to Unaudited Consolidated Financial Statements         6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                  7 - 8

PART II. OTHER INFORMATION

  Item 6.  A. Exhibits                                           9 - 10

           B. Reports on Form 8-K                                10



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                               (000's omitted
                             except share data)

                                                March 31,  December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)

Cash and non-interest bearing deposits         $   45,691    $   49,441
Interest bearing deposits                           1,557         3,114
Federal funds sold                                 10,030        13,400
    Cash and cash equivalents                      57,278        65,955

Securities available for sale at fair value       514,175       535,687
Securities purchased under resale agreements        6,331         4,405

Loans                                           1,001,416       966,324
  Less: Unearned discount                          (1,012)         (842)
        Allowance for possible loan losses         (9,867)      (10,116)
    Net loans                                     990,537       955,366

Bank premises and equipment                        33,412        33,321
Excess cost over fair value of net
  net assets acquired                              18,088        18,489
Accrued interest receivable                        12,610        12,264
Other assets                                       14,224        17,051

    Total assets                               $1,646,655    $1,642,538




                   The accompanying notes are an integral
                     part of these financial statements.


                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                               (000's omitted
                             except share data)

                                                March 31,  December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)
Liabilities

  Non-interest bearing deposits                $  190,589    $  211,015
  Interest bearing deposits                     1,197,909     1,206,379
          Total deposits                        1,388,498     1,417,394

  Short-term borrowings                            49,943        23,486
  Long-term borrowings                             30,000        30,000
  Other liabilities                                18,218        13,569

          Total liabilities                     1,486,659     1,484,449


Stockholders' equity

Preferred stock - $1 par value, 2,000,000
  shares authorized:
   Series B convertible, $1,000 stated value,
     8.00%, 7,250 shares authorized, issued
       and outstanding                              7,250         7,250
   Series C perpetual, $1,000 stated value,
     8.00%, 2,000 shares authorized, issued
       and outstanding                              2,000         2,000
Common stock - $.01 par value
No of Shares        3/31/97        12/31/96
 Authorized       30,000,000      30,000,000
 Issued           20,002,563      19,983,679
 Outstanding      20,002,563      19,983,679          200           200
Surplus                                            49,735        49,670
Retained earnings                                  93,274        89,154
Unrealized gain on securities available
  for sale, net of tax                              7,537         9,815

        Stockholders'  equity                     159,996       158,089

        Total liabilities &
         stockholders' equity                  $1,646,655    $1,642,538







                   The accompanying notes are an integral
                     part of these financial statements.


                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    1997          1996

Interest income
  Interest and fees on loans                      $20,831       $19,216
  Interest on securities
    Taxable                                         6,097         6,761
    Exempt from federal income tax                  1,890         1,872
  Other interest income                               281           198

          Total interest income                    29,099        28,047

Interest expense
  Interest on deposits                             13,204        12,729
  Interest on short-term borrowings                   343         1,034
  Interest on long-term debt                          473           130

          Total interest expense                   14,020        13,893

Net interest income                                15,079        14,154
Provision for loan losses                             410           406

Net interest income after provision
  for loan losses                                  14,669        13,748

Other income
  Service charges on deposits                       1,548         1,416
  Other fees and operating income                     943         1,130
  Trust department income                             847           788
  Securities gains                                  3,440            81

          Total other income                        6,778         3,415

Other expenses
  Salaries                                          5,446         5,157
  Pension, profit sharing and other
    employee benefits                               1,216         1,315
  Net occupancy of bank premises                    1,287         1,095
  Furniture and equipment                             809           809
  Amortization of excess cost over fair
    value of net assets acquired                      401           398
  Other                                             3,281         3,465

          Total other expenses                     12,440        12,239





                   The accompanying notes are an integral
                     part of these financial statements.


                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                           except per share data)

                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    1997          1996


Income before income taxes                        $ 9,007       $ 4,924
Applicable income taxes                             3,100         1,393

Net income                                        $ 5,907       $ 3,531


Weighted average common and common
equivalent shares outstanding                  20,157,504    20,095,178


Earnings per common share                         $   .28       $   .16




                   The accompanying notes are an integral
                     part of these financial statements.


                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (000's omitted)

                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                         1997         1996

Cash flows from operating activities:

Net earnings                                           $ 5,907     $  3,531
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                                  144          385
    Excess of cost over net assets acquired                401          398
    Other                                                  276           92
  Depreciation                                             780          751
  Provision for possible loan losses                       410          406
  Gain on sale related to:
    Investment securities                               (3,440)         (81)
    Loans sold to secondary market                         (34)         (96)
  Change in:
    Other assets                                         2,481       (1,628)
    Other liabilities                                    6,033        1,732

        Net cash from operating activities              12,958        5,490

Cash flows from investing activities:

  Purchase of securities available for sale            (21,911)    (122,537)
  Proceeds from:
    Maturities of securities available for sale         33,497       69,878
    Sales of securities available for sale               9,559       47,450
  Net increase in loans                                (35,809)     (11,089)
  Purchase of bank premises and equipment                 (885)        (581)
  Net increase in securities under resale agreements    (1,926)           -

        Net cash from investing activities             (17,475)     (16,879)


Cash flows from financing activities
  Net decrease in deposits                             (28,896)      (4,083)
  Net increase (decrease) in short term borrowings      26,457       (1,506)
  Net decrease in long term borrowings                       -       (2,933)
  Exercised stock options                                   65           16
  Dividends paid                                        (1,786)      (1,527)

        Net cash from financing activities              (4,160)     (10,033)

Net decrease in cash and cash equivalents               (8,677)     (21,422)
Cash and cash equivalents at beginning of year          65,955       77,303

Cash and cash equivalents at end of period             $57,278     $ 55,881

                   The accompanying notes are an integral
                     part of these financial statements.


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year.

2. Earnings per share for the three months ended March 31, 1997 and 1996 were computed by dividing net income (less preferred stock dividends) by the total of the average number of common shares and stock options outstanding during such periods. The aggregate amount of preferred stock dividends paid for the three months ended March 31, 1997 and 1996 were $185,000 and $277,000, respectively.

3. The merger of Northern Illinois Financial Corporation ("Northern Illinois") and Premier Financial Services, Inc. ("Premier") with and into the Company was consummated on August 22, 1996 and was accounted for as a pooling of interests. Each outstanding share of Northern Illinois and Premier common stock was converted into
   4.25 shares and 1.116 shares of the Company common stock, respectively. Total shares issued of the Company's common stock was 19,940,181. Each of the 7,250 shares of Premier Series B Preferred Stock was converted into one share of Grand Premier Series B Preferred Stock, and each of the 2,000 shares of Premier Series D Preferred Stock was converted into one share of Grand Premier Series C Preferred Stock. The March 31, 1996 financial statements and information have been restated to reflect the merger.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

Grand Premier Financial, Inc. earned $5.9 million, ($.28 per share) for the first quarter of 1997 versus $3.5 million, ($.16 per share) for the same period in 1996. Net after tax securities gains in the quarter just ended were just under $2.0 million, accounting for approximately $.10 of the $.12 per share period to period increase. Return on average assets and shareholders equity was 1.46% and 14.78%, respectively for the three months ended March 31, 1997, compared to .90% and 9.19% for the same period in 1996.

Tax equivalent net interest income for the first quarter of 1997 was $16.2 million, as compared to $15.2 million in 1996. The increase is a result of increased earning assets and asset mix. Average earning assets were $1.51 billion as of March 31, 1997 versus $1.47 billion in 1996. Average loans for the first three months of 1997 were $963.6 million, up 10.5% or $91.5 million from $872.1 million reported for the same period in 1996. Grand Premier's net interest margin was 4.34% at the end of the current quarter, reflecting a 13 basis point improvement over the same period in 1996. An analysis of the net interest margin components for the first three months of 1997 as compared to the same period in 1996 reflects yield on earning assets increasing five basis points from 8.05% to 8.10% and cost of funds decreasing eight basis points from 3.84% to 3.76%.

Grand Premier recorded a loan loss provision of $410,000 in the first quarter of 1997, as compared to $406,000 in 1996. The Company's provision for possible loan losses is determined as a result of management's evaluation system for accessing the adequacy of the allowance for possible loan losses. The system includes assigning a risk grade to individual loans based on credit risk, as well as reviewing overall loan portfolio composition, size, economic factors and estimation of potential losses. At March 31, 1997 the allowance for possible loan losses totaled $9.9 million, or .99% of gross loans, as compared to $10.1 million, or 1.05% of gross loans at December 31, 1996.

Net charge-offs for the quarter ending March 31, 1997 were $659,000 as compared to $223,000 recorded for the same period in 1996. Nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing and renegotiated loans) totaling $6.7 million at March 31, 1997, declined by $448,000 from $7.1 million at December 31, 1996. The allowance for possible loan losses as a percent of nonperforming loans was 146.7% and 141.0% as of March 31, 1997 and December 31, 1996, respectively.

Other income ( excluding net gains from sales of investment securities) for the first three months of 1997 was essentially unchanged from the $3.3 million recorded during the same period in
1996.   Service charges on deposits and trust fees,  up 8.7% from
one year ago, continue to be the primary components of noninterest income. Other fees and operating income was $943,000 during the first quarter of 1997, a decrease of $187,000 as compared to the same period in 1996. Contributing to the decrease was a decline in loans originated for resale to the secondary market, which were negatively affected by rising mortgage loan rates during the quarter and lower recorded gains from sales of other real estate
in 1997.   Net investment security gains totaled $3.4 million at
March 31, 1997 as compared to $81,000 at March 31, 1996.

Total other expenses at March 31, 1997 increased modestly to $12.4 million, from $12.2 million at March 31, 1996. Salaries and benefits, the largest component of other expense, totaled $6.7 million in 1997 an increase of $190,000 over $6.5 million in 1996. The Company accrued an expense of $700,000 in 1996 for anticipated severance payments to employees whose positions would be eliminated as the Company completed consolidating its operations in early 1997. Three employee groups, including officials and managers, technicians, and office and clerical totaling 46 employees were identified in the restructuring plan. Severance payments to 45 employees totaling $705,000 were paid out in the first quarter of
1997, concluding the program.    Employee benefits relating to the
accrued severance payments (which were not accrued for in 1996) totaled $106,000 during the quarter ended March 31, 1997.

Income taxes for the first quarter of 1997 were $3.1 million compared to $1.4 million in 1996. The increased tax provision is due to a combination of an increase in taxable earnings and a higher effective tax rate as the result of fully utilizing net operating loss carry forwards for Illinois state income taxes during 1996. The Company's effective tax rate for the period ended March 31, 1997 was 34.4% versus 28.3% for the same period in 1996.

At March 31, 1997, total assets were $1.64 billion, unchanged from year end 1996. In the same period, Grand Premier's net loans increased $35.2 million (3.7%), securities available for sale decreased $21.5 million (4.01%) and cash and cash equivalents decreased $8.7 million (13.2%). Total deposits decreased $28.9 million (2.0%) from December 31, 1996, of which $20.4 million was attributable to a decline in noninterest bearing deposits. The majority of the decline in deposits was offset by a $26.5 million increase in short-term borrowing consisting of federal funds purchased and securities sold under agreements to repurchase.


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES



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

      10.8* Grand Premier Financial, Inc. Deferred Compensation
            Plan (incorporated by reference to Exhibit 10.8 of the Company's 1996 Form 10-K, File No. 0-20987).

      10.9* Grand Premier Financial, Inc. Savings and Stock Plan and Trust (incorporated by reference to Exhibit 10.9 of the Company's 1996 Form 10-K, File No. 0-20987).

      11.   Statement re computation of per share earnings (See
            Note 2 to the Consolidated Financial Statements for the three months ended March 31, 1997).

      27.   Financial Data Schedule, for the three months ended
            March 31, 1997


     (B) Reports on Form 8-K

      No Form 8-K was required to be filed during the quarter ended March 31, 1997 as there were no events or transactions to be reported.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES




                           SIGNATURES



    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GRAND PREMIER FINANCIAL, INC

                            (Registrant)





May  9, 1997              /s/ David L. Murray
Date                      David L. Murray, Executive Vice President
                          and Chief Financial Officer