Form 10-Q
period 1997-06-30
GRAND PREMIER FINANCIAL INC
filed 1997-08-04
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on July 31, 1997 was 20,002,563 shares.



                    GRAND PREMIER FINANCIAL INCORPORATED

                        FORM 10-Q - QUARTERLY REPORT

                       FOR QUARTER ENDED JUNE 30, 1997

                              TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      June 30, 1997 (unaudited) and December 31, 1996.           1 - 2

    Consolidated Statements of Income (unaudited)
      Six Months Ended June 30, 1997 and 1996                    3 - 4
      Three Months Ended June 30, 1997 and 1996                  5 - 6

    Consolidated Statements of Cash Flow (unaudited)
      Six Months Ended June 30, 1997 and 1996                    7

    Notes to Unaudited Consolidated Financial Statements         8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                  9 - 11

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders   12

  Item 6.  A. Exhibits                                          12 - 14

           B. Reports on Form 8-K                               14



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                               (000's omitted
                             except share data)

                                                June 30,   December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)

Cash and non-interest bearing deposits         $   66,539    $   49,441
Interest bearing deposits                               -         3,114
Federal funds sold                                  9,860        13,400
    Cash and cash equivalents                      76,399        65,955

Securities available for sale at fair value       490,044       535,687
Securities purchased under resale agreements        9,198         4,405

Loans                                           1,030,255       966,324
  Less: Unearned discount                          (1,023)         (842)
        Allowance for possible loan losses        (10,856)      (10,116)
    Net loans                                   1,018,376       955,366

Bank premises and equipment                        34,899        33,321
Excess cost over fair value of net
  net assets acquired                              17,687        18,489
Accrued interest receivable                        13,842        12,264
Other assets                                       13,508        17,051

    Total assets                               $1,673,953    $1,642,538



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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                               (000's omitted
                             except share data)

                                                June 30,   December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)
Liabilities

  Non-interest bearing deposits                $  183,967    $  211,015
  Interest bearing deposits                     1,187,448     1,206,379
          Total deposits                        1,371,415     1,417,394

  Short-term borrowings                            85,169        23,486
  Long-term borrowings                             30,000        30,000
  Other liabilities                                18,243        13,569

          Total liabilities                     1,504,827     1,484,449


Stockholders' equity

Preferred stock - $1 par value, 2,000,000
  shares authorized:
   Series B convertible, $1,000 stated value,
     8.00%, 7,250 shares authorized, issued
       and outstanding                              7,250         7,250
   Series C perpetual, $1,000 stated value,
     8.00%, 2,000 shares authorized, issued
       and outstanding                              2,000         2,000
Common stock - $.01 par value
No of Shares        6/30/97        12/31/96
 Authorized       30,000,000      30,000,000
 Issued           20,002,563      19,983,679
 Outstanding      20,002,563      19,983,679          200           200
Surplus                                            49,735        49,670
Retained earnings                                  95,473        89,154
Unrealized gain on securities available
  for sale, net of tax                             14,468         9,815

        Stockholders'  equity                     169,126       158,089

        Total liabilities &
         stockholders' equity                  $1,673,953    $1,642,538




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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    1997          1996

Interest income
  Interest and fees on loans                      $43,566       $38,811
  Interest on securities
    Taxable                                        11,889        13,531
    Exempt from federal income tax                  3,800         3,643
  Other interest income                               477           317

          Total interest income                    59,732        56,302

Interest expense
  Interest on deposits                             26,252        25,316
  Interest on short-term borrowings                 1,114         2,056
  Interest on long-term debt                          952           282

          Total interest expense                   28,318        27,654

Net interest income                                31,414        28,648
Provision for loan losses                           1,360           920

Net interest income after provision
  for loan losses                                  30,054        27,728

Other income
  Service charges on deposits                       3,151         2,929
  Other fees and operating income                   1,715         2,545
  Trust department income                           1,705         1,647
  Securities gains                                  2,824           509

          Total other income                        9,395         7,630

Other expenses
  Salaries                                         10,346        10,674
  Pension, profit sharing and other
    employee benefits                               2,348         2,578
  Net occupancy of bank premises                    2,362         2,202
  Furniture and equipment                           1,735         1,513
  Amortization of excess cost over fair
    value of net assets acquired                      802           796
  Other                                             7,098         7,394

          Total other expenses                     24,691        25,157





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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                           except per share data)

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    1997          1996


Income before income taxes                        $14,758       $10,201
Applicable income taxes                             4,867         2,817

Net income                                        $ 9,891       $ 7,384


Weighted average common and common
equivalent shares outstanding                  20,192,251    20,104,007


Earnings per common share                         $   .47       $   .34



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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    1997          1996

Interest income
  Interest and fees on loans                      $22,735       $19,595
  Interest on securities
    Taxable                                         5,792         6,770
    Exempt from federal income tax                  1,910         1,771
  Other interest income                               196           119

          Total interest income                    30,633        28,255

Interest expense
  Interest on deposits                             13,048        12,587
  Interest on short-term borrowings                   771         1,022
  Interest on long-term debt                          479           152

          Total interest expense                   14,298        13,761

Net interest income                                16,335        14,494
Provision for loan losses                             950           514

Net interest income after provision
  for loan losses                                  15,385        13,980

Other income
  Service charges on deposits                       1,603         1,513
  Other fees and operating income                     772         1,415
  Trust department income                             858           859
  Securities gains (losses)                          (616)          428

          Total other income                        2,617         4,215

Other expenses
  Salaries                                          4,900         5,517
  Pension, profit sharing and other
    employee benefits                               1,132         1,263
  Net occupancy of bank premises                    1,075         1,107
  Furniture and equipment                             926           704
  Amortization of excess cost over fair
    value of net assets acquired                      401           398
  Other                                             3,817         3,929

          Total other expenses                     12,251        12,918




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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                           except per share data)

                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    1997          1996


Income before income taxes                        $ 5,751       $ 5,277
Applicable income taxes                             1,767         1,424

Net income                                        $ 3,984       $ 3,853


Weighted average common and common
equivalent shares outstanding                  20,193,503    20,114,011


Earnings per common share                         $   .19       $   .18





                   The accompanying notes are an integral
                     part of these financial statements.



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (000's omitted)

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                         1997         1996

Cash flows from operating activities:

Net earnings                                           $ 9,891     $  7,384
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                                  499          837
    Excess of cost over net assets acquired                802          796
    Other                                                  392          169
  Depreciation                                           1,652        1,536
  Provision for possible loan losses                     1,360          920
  Gain on sale related to:
    Investment securities                               (2,824)        (509)
    Loans sold to secondary market                         (84)         (74)
  Change in:
    Other assets                                         1,965        1,406
    Other liabilities                                    1,628         (119)

        Net cash from operating activities              15,281       12,346

Cash flows from investing activities:

  Purchase of securities available for sale            (68,405)    (206,574)
  Proceeds from:
    Maturities of securities available for sale         59,239      112,123
    Sales of securities available for sale              64,832      121,518
  Net increase in loans                                (64,651)     (43,626)
  Purchase of bank premises and equipment               (3,257)      (1,326)
  Net increase in securities under resale agreements    (4,793)           -

        Net cash from investing activities             (17,035)     (17,885)


Cash flows from financing activities
  Net increase (decrease) in deposits                  (45,979)      28,196
  Net increase (decrease) in short term borrowings      61,683      (29,039)
  Net decrease in long term borrowings                       -       (3,021)
  Exercised stock options                                   65          153
  Dividends paid                                        (3,571)      (2,700)

        Net cash from financing activities              12,198       (6,411)

Net increase (decrease) in cash and cash equivalents    10,444      (11,950)
Cash and cash equivalents at beginning of year          65,955       77,303

Cash and cash equivalents at end of period             $76,399     $ 65,353


                   The accompanying notes are an integral
                     part of these financial statements.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year.

2. Earnings per share for the six and three months ended June 30, 1997 and 1996 were computed by dividing net income (less preferred stock dividends) by the total of the average number of common shares and stock options outstanding during such periods. The aggregate amount of preferred stock dividends paid for the six months ended June 30, 1997 and 1996 were $370,000 and $553,125, respectively. The aggregate amount of preferred stock dividends paid for the three months ended June 30, 1997 and 1996 were $185,000 and $276,562, respectively.

3. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, effective for financial statement periods ending after December 15, 1997. The new standard requires disclosure of basic earnings per share and diluted earnings per share. Unlike primary earnings per share currently reported by the Company, basic earnings per share will exclude the dilutive effects of common stock equivalents in computing the weighted average number of shares outstanding during the reporting period. Currently, the Company's only common stock equivalents are stock options issued to key employees. Under the new standard, the Company will also begin reporting diluted earnings per share. Fully diluted earnings per share under current requirements are not reported by the Company because of the immaterial difference from primary earnings per share.

4. The merger of Northern Illinois Financial Corporation ("Northern Illinois") and Premier Financial Services, Inc. ("Premier") with and into the Company was consummated on August 22, 1996 and was accounted for as a pooling of interests. Each outstanding share of Northern Illinois and Premier common stock was converted into
   4.25 shares and 1.116 shares of the Company common stock, respectively. Total shares issued of the Company's common stock was 19,940,181. Each of the 7,250 shares of Premier Series B Preferred Stock was converted into one share of Grand Premier Series B Preferred Stock, and each of the 2,000 shares of Premier Series D Preferred Stock was converted into one share of Grand Premier Series C Preferred Stock. The June 30, 1996 financial statements and information have been restated to reflect the merger.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION


Net earnings for the three month period ended June 30, 1997 totaled $4.0 million, or $.19 per share versus $3.9 million, or $.18 per share for the same period in 1996. Year-to-date earnings for the six months through June 30, 1997 were $9.9 million or $.47 per share, as compared to $7.4 million, or $.34 per share, in 1996.
Net after tax securities gains contributed $1.7 million ($.08 per share) during the first six months of 1997 versus $312,000 ($.01 per share) in 1996. Return on average assets and equity was 1.21% and 12.30%, respectively for the six months ended June 30, 1997 as compared to .92% and 9.48% for the same period in 1996.

Tax equivalent net interest income increased $2.9 million (9.4%) to $33.6 million for the six month period ended June 30, 1997 as compared to $30.7 millions in 1996. The increase is a result of increased earning assets and asset mix. Average earning assets were $1.52 billion as of June 30, 1997 versus $1.47 billion in 1996. Average loans for the first six months of 1997 were $987.8 million, up 12.3% or $108.2 million from $879.7 million reported for the same period in 1996. Year-to-date average loans as a percentage of average earning assets increased to 65.0% at June 30, 1997 from 59.8% one year earlier. Grand Premier's net interest margin was 4.46% at the end of the current quarter, reflecting a 25 basis point improvement over the same period in 1996 and a 12 basis point improvement over the first quarter of 1997. An analysis of the net interest margin components for the first six months of 1997 as compared to the same period in 1996 reflects yield on earning assets increasing 22 basis points, from 8.00% to 8.22% and cost of funds decreasing three basis points, from 3.79% to 3.76%. The 12 basis point improvement from first quarter to second quarter reflects yield on earning assets increasing to 8.22% from 8.10%. Quarter-to-quarter cost of funds remained unchanged.

GPFI's loan loss provision for the second quarter of 1997 totaled $950,000, an increase of $436,000 from the same period in 1996 and $410,000 higher than the first quarter of 1997. The increased provision is primarily responsive to GPFI's continued loan growth. Management evaluates the risk characteristics of the loan portfolio and strives to maintain the reserve at a level sufficient to absorb both potential losses on identified nonperforming assets as well as general losses at historical and projected levels. GPFI's allowance for possible loan losses totaled $10.9 million and $10.1 million at June 30, 1997 and December 31, 1996, respectively. The allowance for possible loan losses as a percentage of outstanding loans at June 30, 1997 was 1.05%, unchanged from year end 1996.
Net charge-offs for the first six months of 1997 totaled $620,000, a modest increase over net charge-offs totaling $610,000 recorded in the same period of 1996. Nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing and renegotiated loans) totaled $7.7 million at June 30, 1997 versus $7.1 million at December 31, 1996. The allowance for possible loan losses as a percent of nonperforming loans was 141.1% and 141.0% as of June 30, 1997 and December 31, 1996, respectively.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION
                           (continued)

Other income (excluding net gains from sales of investment securities) decreased $550,000 in the first six months of 1997 as compared to the same period in 1996. Year-to-date gains from sale of other real estate owned totaled $61,000 at June 30, 1997, a $374,000 decrease from $435,000 recorded one year earlier. Also contributing to the decline were reduced revenues of approximately $200,000 associated with residential mortgage originations and fee income from writing covered call options.

Total other expenses as of June 30, 1997 decreased $466,000, to $24.7 million from $25.2 million in 1996. Salaries and benefits, the largest component of other expense, totaled $12.7 million for the first six months of 1997, a decrease of $558,000 as compared to $13.3 million recorded for the same period in 1996. The decrease is primarily a result of reducing full-time equivalent employees
from 694 at June 30, 1996 to 627 at June 30, 1997.   Year-to-date
net occupancy, furniture and equipment expense increased $382,000 or 10.3% from one year ago. The majority of this increase is due to upgrading and standardizing computer hardware/software
throughout the Company.   The Company recently announced it will
close it's Homewood branch in the third quarter of 1997.   Homewood
is a small, in-store branch located in a K-Mart facility. GPFI will service its Homewood clients from existing offices in South Chicago Heights and Tinley Park. GPFI anticipates net after tax expenses relating to closing the branch will be approximately $250,000. Other expenses decreased by $296,000 to $7.1 million for the six months ended June 30, 1997 compared to $7.4 million for the same period in 1996. The decrease is primarily due to the Company expending approximately $580,000 in one-time organizational expenses in the first six months of 1996. This favorable change was partially offset by forgery losses of approximately $200,000. GPFI completed merging its banking subsidiaries into one charter during the second quarter of 1997. GPFI has recorded many of the one-time expenses associated with the consolidation during the first six months of 1997, but anticipates that non-interest expenses will continue to reflect additional expenses for completing the back-office consolidation during the remainder of the year.

Income taxes through June 30, 1997 were $4.9 million compared to $2.8 million in 1996. The increased tax provision is due to a combination of an increase in taxable earnings and a higher effective tax rate as the result of fully utilizing net operating loss carry forwards for Illinois state income taxes during 1996. The Company's effective tax rate for the six months ended June 30, 1997 was 33.0% versus 27.6% for the same period in 1996.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION
                           (continued)

Total assets increased from $1.64 billion at December 31, 1996 to $1.67 billion at June 30, 1997. Loans outstanding at June 30, 1997 totaled $1.03 billion, a $63.9 million (6.6%) increase as compared to year end 1996. Securities available for sale decreased $45.6 million ($53.3 million excluding effects of Statement of Financial Accounting Standard No. 115) to $490.0 million. This decline occurred as proceeds from sales and maturities were used to fund loans instead of being reinvested in the portfolio. Total deposits decreased $46.0 million (3.24%) from December 31, 1996, of which $27.0 million was attributable to a decline in noninterest bearing deposits. The decline in deposits was more than offset by an increase totaling $61.7 million in short-term borrowings consisting of Federal Home Loan Bank advances and federal funds purchased from banks.

Stockholders' equity increased by $11.0 million, to $169.1 million at June 30, 1997 from $158.1 million at year end 1996. The increase is due to retained net earnings of $6.4 million and an increase in after tax unrealized gain (loss) on securities available for sale of $4.6 million since year end. At June 30, 1997, GPFI's total risk based capital and leverage capital ratios were 12.77% and 8.25%, respectively.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES



PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   The following was submitted to a vote of security holders during the quarter ended June 30, 1997, at the Annual Meeting of Grand Premier Financial, Inc., held on May 28, 1997.

   1. Election of six (6) Class I directors for a term of three years. Stockholders voted and elected the six nominees to serve until the 2000 Annual Stockholders Meeting.

   2. Ratification and approval of the 1996 Non-qualified Stock Option Plan, which was adopted by the Board of Directors effective August 22, 1996. Stockholders voted and approved the plan with 14,713,382.5393 votes cast for the plan. Votes cast against the plan totaled 2,617,125.0892 and 222,311.9123 votes abstained.


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



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


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



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


     10.10* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A.
            McKee.

      11.   Statement re computation of per share earnings (See
            Note 2 to the Consolidated Financial Statements for the six months ended June 30, 1997).

      27.   Financial Data Schedule, for the six months ended June
            30, 1997

     (B) Reports on Form 8-K

      No Form 8-K was required to be filed during the quarter ended June 30, 1997 as there were no events or transactions to be reported.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES




                           SIGNATURES



    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GRAND PREMIER FINANCIAL, INC

                            (Registrant)





August 4, 1997            /s/ David L. Murray
Date                      David L. Murray, Executive Vice President
                          and Chief Financial Officer






                          Exhibit 10.10

                            AGREEMENT

     AGREEMENT made and entered into as of May 1, 1997 between Grand Premier Financial, Inc. ("Company") and Howard A. McKee
("McKee").

     McKee is currently a Director and Officer of the Company and has served the Company and its predecessors (e.g., Northern Illinois Financial Corporation) and its subsidiary bank(s) continuously during the past 50 years as a principal executive officer and has provided continuing legal services and advice to the Company.

     McKee's leadership and services have constituted a major factor in the successful growth and development of the Company.

     The Company desires to employ and retain the unique experience, ability and services of McKee as an officer. The
Company also desires to retain his services in a legal advisory and consulting capacity and to prevent any other competitive business from securing his services and utilizing his experience, background and expertise.

     The terms, conditions and undertakings of this Agreement were submitted to, and duly approved and authorized by, the Company's
Board of Directors at a meeting held May 28, 1997.

     It is therefore agreed:

     1.     Employment

     (a) Executive Employment. The Company employs McKee and McKee accepts employment in a principal executive and managerial capacity until December 31, 1999 ("Executive Employment"). After December 31, 1999, however, McKee's Executive Employment shall be renewable for additional successive one (1) year terms upon such terms and conditions as the Company and McKee shall mutually agree.

     (b) Consulting Services. The Company engages McKee to perform services as an advisor and legal consultant ("Consulting Services"), and McKee accepts such engagement until December 31, 1999 ("Consulting Period"). After December 31, 1999, however, McKee's Consulting Services shall be renewable for additional successive one (1) year terms upon such terms and conditions as the Company and McKee shall mutually agree.


     2. Duties. During the period on Executive Employment, McKee shall serve as an Investment Officer and shall devote such time as is necessary to perform such duties of employment. If elected, he shall serve as a director of the Company and any of its subsidiaries and affiliates and shall perform duties customarily incident to such offices and all other duties the Board of Directors may from time to time assign to him. McKee shall be entitled to annual vacations in a manner commensurate with his status as a principal executive, which shall not be less than the annual vacation period to which he is presently entitled.


     3. Executive Salary. During the period of Executive Employment, the Company shall pay to McKee a salary ("Executive Salary"), to be fixed by the Board of Directors from time to time during that period. In no event, however, shall McKee's Executive Salary be less than the following: $200,000.00 for the year 1997; $150,000.00 for the year 1998; and $100,000.00 for the year 1999.
McKee shall be paid semi-monthly. In addition to all other remuneration provided for in this Agreement, if McKee serves at any time as a Director, he shall be entitled to receive the same Director's fee for such services as that received by the other salaried Directors.

     4.     Compensation for Consulting Services.

     (a) Payment and Services. During the Consulting Period and commencing on May 1, 1997 the Company shall pay to McKee a monthly compensation equal to $8,350 ("Consulting Compensation"), to be paid to McKee on or about the 1st day of each month. The Consulting Compensation shall cover and include all costs and expenses incurred by McKee in connection with his rendering of the Consulting Services. While receiving such Consulting Compensation, McKee shall at all reasonable times, to the extent his physical and mental condition permits, be available to consult with and advise the Company's officers, directors and other representatives.

     (b) Restriction. McKee in his role and capacity as an attorney at law shall, during his Consulting Period, be deemed to be an independent contractor. He shall be permitted to engage in any business and perform legal services for his own account and other clients provided that such business and services shall not be in competition with, or be for a company that is in competition with, the Company or its affiliates or subsidiaries. Nothing herein shall, however, prevent McKee from rendering such services to Round Lake Bankcorp, Inc., First State Bank of Round Lake or any other entity in which McKee is a shareholder.

     5. Expenses. The Company recognizes that McKee will have to incur certain out-of-pocket expenses related to his services and the Company's business and that it will be extremely difficult to account for such expenses. It is understood that McKee's compensation is intended to cover all such out-of-pocket expenses. The Company, however, shall reimburse McKee for any specific expenditures incurred for travel, lodging, and entertainment, provided such expenses have been approved in advance by the appropriate regional president.

     6. Employee Benefits. This Agreement shall not be in lieu of any rights benefits and privileges to which McKee may be entitled as an employee of the Company under any retirement, pension, profit-sharing, insurance, hospital or other plans which may now be in effect or which may hereafter be adopted. McKee shall have the same rights and privileges to participate in such plans and benefits as any other employee during his period of employment.

     7.     Termination.

     (a) Death. If McKee dies during the term of this Agreement compensation payments and this Agreement shall terminate; however, McKee's Executive Salary and Consulting Compensation shall be paid through the last day of the month in which he dies. Such payment shall be made to McKee's estate.

     (b) Disability. If McKee becomes disabled during the term of this Agreement, his Executive Salary and Consulting Compensation shall continue at the same rate that it was on the date of such disability. If such disability continues for a continuous period of six (6) consecutive months, the Company, at its option, may thereafter, upon written notice to McKee or his personal representative, terminate this Agreement. If McKee receives disability payments from insurance policies paid for by the Company, the payments to McKee during any period of disability shall be reduced by the amount of disability payments received by McKee under any such insurance policy or policies. For the purpose of this Agreement, disability shall mean mental or physical illness or condition rendering McKee incapable of performing his normal duties with the Company;provided that, if McKee does not agree with a determination to terminate this agreement because of disability or incapacity, the question of McKee's ability shall be submitted to an impartial and reputable physician selected by the parties and this physician's determination regarding disability or incapacity shall be final and binding.

     (c)    Termination for Cause.  The Company's Board of
Directors shall have the right, upon prior written notice of termination to McKee, to terminate this Agreement for cause.
Termination for "cause" shall mean:

              (i)       The commission by McKee of an act of
    dishonesty resulting in McKee's personal gain, which act constitutes a felony; or

              (ii)      Deliberate and intentional conduct by
    McKee that is materially injurious to the Company; provided, however, that no cause shall exist unless and until the Company has delivered to McKee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the Board's entire membership at a Board meeting called and held for this purpose (after reasonable notice to McKee and an opportunity for McKee, together with his counsel, to be heard before the board), finding that in the Board's good faith judgment McKee was guilty of conduct set forth in this subsection (c) and specifying the particulars thereof in detail. "Cause" shall not result from: (x) any good faith act or omission constituting negligence or bad judgement; (y) any act or omission believed by McKee in good faith to be in the Company's best interest; or (z) any act or omission that has occurred more than twelve (12) months prior to McKee's receipt of the resolution provided for hereinabove.

     8. Nontransferability. Neither McKee, his wife, nor their estates shall have any right to commute, anticipate, encumber or dispose of any payment under this Agreement. Such payments and accompanying rights are nonassignable and nontransferable, except as otherwise specifically provided in this Agreement.

     9. Binding Effect. This Agreement shall inure to the benefit of, and be binding upon, McKee, his heirs, distributees and personal representatives.

     10. Waiver. The failure of either party to insist in any one or more instances upon performance of any term or condition of this Agreement shall not be construed a waiver of its future performance. The obligations of either party with respect to such term, covenant or condition shall continue in full force and effect.

     11. Entire Agreement. This Agreement supersedes all previous agreements between McKee and the Company (all such agreements being hereby terminated) and contains the entire understanding and agreement between the parties with respect to its subject matter. This agreement cannot be amended, modified or supplemented in any respect except by a subsequent written agreement entered into by both parties.


     12. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

     13. Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Illinois.

     14. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year above written.



GRAND PREMIER FINANCIAL, INC.


BY:    /S/ Richard L. Geach              /S/ Howard A. McKee
       Richard L. Geach, CEO             Howard A. McKee