Form 10-Q
period 1997-09-30
GRAND PREMIER FINANCIAL INC
filed 1997-11-07
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

              (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on October 31, 1997 was 20,002,563 shares.





                    GRAND PREMIER FINANCIAL INCORPORATED

                        FORM 10-Q - QUARTERLY REPORT

                    FOR QUARTER ENDED SEPTEMBER 30, 1997

                              TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      September 30, 1997 (unaudited) and December 31, 1996.      2 - 3

    Consolidated Statements of Income (unaudited)
      Nine Months Ended September 30, 1997 and 1996              4 - 5
      Three Months Ended September 30, 1997 and 1996             6 - 7

    Consolidated Statements of Cash Flow (unaudited)
      Nine Months Ended September 30, 1997 and 1996              8

    Notes to Unaudited Consolidated Financial Statements         9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 10 - 13

PART II. OTHER INFORMATION

  Item 6.  A. Exhibits                                          14 - 16

           B. Reports on Form 8-K                               16










                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                               (000's omitted
                             except share data)

                                             September 30, December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)

Cash and non-interest bearing deposits         $   55,811    $   49,441
Interest bearing deposits                             298         3,114
Federal funds sold                                      -        13,400
    Cash and cash equivalents                      56,109        65,955

Securities available for sale at fair value       479,863       535,687
Securities purchased under resale agreements       10,417         4,405

Loans                                           1,039,156       966,324
  Less: Unearned discount                          (1,027)         (842)
        Allowance for possible loan losses        (10,540)      (10,116)
    Net loans                                   1,027,589       955,366

Bank premises and equipment                        34,530        33,321
Excess cost over fair value of net
  net assets acquired                              17,286        18,489
Accrued interest receivable                        14,746        12,264
Other assets                                       24,249        22,598

    Total assets                               $1,664,789    $1,648,085

























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


                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                               (000's omitted
                             except share data)

                                             September 30, December 31,
                                                  1997          1996
                                              (Unaudited)    (Audited)
Liabilities

  Non-interest bearing deposits                $  184,056    $  211,015
  Interest bearing deposits                     1,169,706     1,206,379
          Total deposits                        1,353,762     1,417,394

  Short-term borrowings                            82,323        23,486
  Long-term borrowings                             30,000        30,000
  Other liabilities                                22,081        19,116

          Total liabilities                     1,488,166     1,489,996


Stockholders' equity

Preferred stock - $1 par value, 2,000,000
  shares authorized:
   Series B convertible, $1,000 stated value,
     8.00%, 7,250 shares authorized, issued
       and outstanding                              7,250         7,250
   Series C perpetual, $1,000 stated value,
     8.00%, 2,000 shares authorized, issued
       and outstanding                              2,000         2,000
Common stock - $.01 par value
No of Shares        9/30/97        12/31/96
 Authorized       30,000,000      30,000,000
 Issued           20,002,563      19,983,679
 Outstanding      20,002,563      19,983,679          200           200
Surplus                                            49,735        49,670
Retained earnings                                  98,454        89,154
Unrealized gain on securities available
  for sale, net of tax                             18,984         9,815

        Stockholders'  equity                     176,623       158,089

        Total liabilities &
         stockholders' equity                  $1,664,789    $1,648,085







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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997          1996

Interest income
  Interest and fees on loans                      $67,019       $59,159
  Interest and dividends on investment securities
    Taxable                                        17,061        20,217
    Exempt from federal income tax                  5,731         5,409
  Other interest income                               637           511

          Total interest income                    90,448        85,296

Interest expense
  Interest on deposits                             39,322        38,662
  Interest on short-term borrowings                 2,059         2,943
  Interest on long-term debt                        1,435           427

          Total interest expense                   42,816        42,032

Net interest income                                47,632        43,264
Provision for loan losses                           2,285         2,425

Net interest income after provision
  for loan losses                                  45,347        40,839

Other income
  Service charges on deposits                       4,282         4,293
  Trust department income                           2,529         2,459
  Investment securities gains, net                  3,496           783
  Other fees and operating income                   3,292         3,973

          Total other income                       13,599        11,508

Other expenses
  Salaries                                         15,592        16,225
  Pension, profit sharing and other
    employee benefits                               3,330         3,257
  Net occupancy of bank premises                    3,519         3,303
  Furniture and equipment                           2,702         2,266
  Amortization of excess cost over fair
    value of net assets acquired                    1,203         1,203
  Write-down of real estate held for development        -         2,300
  Other                                            10,572        12,965

          Total other expenses                     36,918        41,519




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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                           except per share data)

                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997          1996


Income before income taxes                        $22,028       $10,828
Applicable income taxes                             7,370         2,852

Net income                                        $14,658       $ 7,976


Weighted average common and common
equivalent shares outstanding                  20,214,559    20,123,435


Earnings per common share                         $   .70       $   .36

































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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                               (000's omitted
                           except per share data)

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997          1996

Interest income
  Interest and fees on loans                      $23,453       $20,348
  Interest and dividends on investment securities
    Taxable                                         5,172         6,686
    Exempt from federal income tax                  1,931         1,766
  Other interest income                               160           194

          Total interest income                    30,716        28,994

Interest expense
  Interest on deposits                             13,070        13,346
  Interest on short-term borrowings                   945           887
  Interest on long-term debt                          483           145

          Total interest expense                   14,498        14,378

Net interest income                                16,218        14,616
Provision for loan losses                             925         1,505

Net interest income after provision
  for loan losses                                  15,293        13,111

Other income
  Service charges on deposits                       1,464         1,364
  Trust department income                             824           812
  Investment securities gains, net                    672           274
  Other fees and operating income                   1,244         1,428

          Total other income                        4,204         3,878

Other expenses
  Salaries                                          5,246         5,551
  Pension, profit sharing and other
    employee benefits                                 982           679
  Net occupancy of bank premises                    1,157         1,101
  Furniture and equipment                             967           753
  Amortization of excess cost over fair
    value of net assets acquired                      401           407
  Write-down of real estate held for development        -         2,300
  Other                                             3,474         5,571

          Total other expenses                     12,227        16,362




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



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)
                               (000's omitted
                           except per share data)

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997          1996


Income before income taxes                        $ 7,270       $   627
Applicable income taxes                             2,503            35

Net income                                        $ 4,767       $   592


Weighted average common and common
equivalent shares outstanding                  20,215,389    20,151,337


Earnings per common share                         $   .23       $   .02

































                   The accompanying notes are an integral
                     part of these financial statements.



                        GRAND PREMIER FINANCIAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (000's omitted)

                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         1997         1996
Cash flows from operating activities:

Net earnings                                           $14,658     $  7,976
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                                  710        1,011
    Excess of cost over net assets acquired              1,203        1,203
    Other                                                  702         (647)
  Depreciation                                           2,611        2,297
  Provision for possible loan losses                     2,285        2,425
  Write-down of real estate held for development             -        2,300
  Gain on sale related to:
    Investment securities                               (3,496)        (783)
    Loans sold to secondary market                        (166)        (128)
  Change in:
    Other assets                                       (10,066)      (5,163)
    Other liabilities                                    2,964        4,427

        Net cash from operating activities              11,405       14,918

Cash flows from investing activities:

  Purchase of securities available for sale            (94,354)    (258,405)
  Proceeds from:
    Maturities of securities available for sale         77,776      192,289
    Sales of securities available for sale              90,290      102,180
  Net increase in loans                                (74,803)     (83,116)
  Purchase of bank premises and equipment               (4,061)      (2,838)
  Net increase in securities under resale agreements    (6,012)      (9,017)

        Net cash from investing activities             (11,164)     (58,907)

Cash flows from financing activities
  Net increase (decrease) in deposits                  (63,632)      37,385
  Net increase (decrease) in short term borrowings      58,837       (6,006)
  Net increase (decrease) in long term borrowings            -        3,412
  Exercised stock options                                   65          191
  Redemption of preferred stock                              -       (5,000)
  Dividends paid                                        (5,357)      (4,538)

        Net cash from financing activities             (10,087)      25,444

Net increase (decrease) in cash and cash equivalents    (9,846)     (18,545)
Cash and cash equivalents at beginning of year          65,955       77,303

Cash and cash equivalents at end of period             $56,109     $ 58,758

                   The accompanying notes are an integral
                     part of these financial statements.



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year.

2. Earnings per share for the nine and three months ended September 30, 1997 and 1996 were computed by dividing net income (less preferred stock dividends) by the total of the average number of common shares and stock options outstanding during such periods. The aggregate amount of preferred stock dividends paid for the nine months ended September 30, 1997 and 1996 were $555,000 and $754,000 respectively. The aggregate amount of preferred stock dividends paid for the three months ended September 30, 1997 and 1996 were $185,000 and $201,000, respectively.

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



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net earnings for the three month period ended September 30, 1997 totaled $4.8 million, or $.23 per share versus $592,000, or $.02 per share for the same period in 1996. Year-to-date earnings for the nine months ended September 30, 1997 were $14.7 million or $.70 per share, as compared to $8.0 million, or $.36 per share, in 1996. Net after tax securities gains contributed $2.0 million ($.10 per share) during the first nine months of 1997 versus $454,000 ($.02 per share) in 1996. In 1996, nonrecurring organizational expenses and a write-down of real estate held for development reduced net earnings by approximately $3.0 million or $.15 per share in the third quarter and $4.3 million, or $.21 per share through September 30. Return on average assets and equity was 1.19% and 11.81%, respectively for the nine months ended September 30, 1997 as compared to .66% and 6.83% for the same period in 1996.

Tax equivalent net interest income increased $4.9 million (10.5%) to $51.1 million for the nine month period ended September 30, 1997 as compared to $46.2 million in 1996. The increase is a result of increased earning assets and asset mix. Average earning assets were $1.52 billion as of September 30, 1997 versus $1.48 billion in 1996. Average loans for the first nine months of 1997 were $1.0 billion, up 12.0% or $107.4 million from $895.4 million reported for the same period in 1996. Year-to-date average loans as a percentage of average earning assets increased to 65.9% at September 30, 1997 from 60.4% one year earlier.
Grand Premier's net interest margin was 4.50% at the end of the current quarter, reflecting a 32 basis point improvement over the
same period in 1996.   An analysis of the net interest margin
components for the first nine months of 1997 as compared to the same period in 1996 reflects yield on earning assets increasing 29 basis points, from 7.97% to 8.26% and cost of funds decreasing three basis points, from 3.79% to 3.76%. GPFI's net interest margin for the three month period ended September 30, 1997 was 4.55%, an increase of 44 basis points as compared to 4.11% for the three month period ended September 30, 1996.

GPFI recorded a provision for loan losses of $925,000 in the third quarter of 1997. The provision was largely in response to an increase in accruing loans past due 90 days or more, as well as continued growth in the indirect segment of the loan portfolio. GPFI had provided $950,000 in the second quarter of 1997, primarily in response to the dynamic growth in indirect loans that were originated for the purchase of automobiles, recreation vehicles and other consumer goods during the first six months of 1997. The year-to-date provision for loan losses totaled $2.3 million at September 30, 1997 down slightly from $2.4 million recorded one year earlier.

Net charge-offs for the first nine months of 1997 totaled $1.8 million, an increase of approximately $200,000 over net charge-offs totaling $1.6 million recorded in the comparable 1996 period. GPFI's allowance for possible loan losses totaled $10.5



                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)


million or 1.01% of outstanding loans and $10.1 million or 1.05% of outstanding loans at September 30, 1997 and December 31, 1996, respectively.

Management evaluates the risk characteristics of the loan portfolio and strives to maintain the reserve at a level sufficient to absorb both potential losses on identified nonperforming assets as well as general losses at historical and projected levels. Nonperforming loans (non-accruing loans, accruing loans past due 90 days or more and renegotiated loans) at September 30, 1997 June 30, 1997 and December 31, 1996 were as follows (in thousands):

                        September 30,    June 30,    December 31,
                            1997           1997          1996

Non-accruing loans       $ 4,391        $ 4,714       $ 4,718
Accruing loans past
  due 90 days or more      7,621          2,532         1,946
Renegotiated loans           446            446           510
 Total                   $12,458        $ 7,692       $ 7,174

Other income (excluding net gains from sales of investment securities) decreased $622,000 in the first nine months of 1997 as compared to the same period in 1996. Year-to-date gains from sale of other real estate owned totaled $61,000 at September 30, 1997, a $512,000 decrease from $573,000 recorded one year earlier. Increased revenues from mortgage origination and loan servicing in 1997, partially offset the realized revenues in 1996 from writing covered call options.

In August 1997, GPFI sold the property & casualty product lines of its insurance business (which had operated at a small year-to-date loss) and realized a gain from the sale of approximately $135,000. The sale should benefit operating results in future years as GPFI focuses on improving efficiency and return on investment. GPFI will continue to offer life and health insurance products as well as credit life and annuities.

GPFI realized $672,000 ($.02 per share) in net gains from sale of investment securities during the third quarter of 1997, versus $274,000 ($.01 per share) during the same quarter in 1995. Year-to-date net gains from sale of investment securities total $3.5 million ($.10 per share) in 1997 an increase of approximately $2.7 million from $783,000 ($.02 per share) recorded in the similar period in 1996.


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)


Total other expenses through September 30, 1997 decreased $4.6 million, or 12.5% as compared to the first nine months of 1996.

Salary and benefit expenses, totaled $18.9 million for the first nine months of 1997, a decrease of $560,000 as compared to $19.5 million recorded for the same period in 1996. The decrease is primarily a result of a reduction in full-time equivalent employees.

Year-to-date occupancy, furniture and equipment expense increased $652,000 or 11.7% from one year ago. The majority of this increase is due to upgrading and standardizing computer hardware/software, telephone systems, data communication lines and signage throughout the Company.

Other expenses decreased by $2.1 million, to $3.5 million, for the nine months ended September 30, 1997 compared to $5.6 million for the same period in 1996. GPFI expended the following nonrecurring items during the first nine months of 1996; 1) $1.3 million for contract and lease terminations, as well as severance benefits related to the Company's reorganization, 2) investment banking, professional expenses and other organizational start up costs totaling $1.1 million, and 3) a $2.3 million write-down of real estate held for development. Excluding those nonrecurring expenses, other expenses would have increased by approximately $350,000 from 1996 to 1997. The increase is primarily associated with GPFI closing it's Homewood, Illinois branch in the third quarter of 1997, which decreased net earnings by $200,000 or $.01 per share.

Income taxes through September 30, 1997 were $7.4 million compared to $2.9 million in 1996. The increased tax provision is due to a combination of an increase in taxable earnings and a higher effective tax rate as the result of fully utilizing net operating loss carry forwards for Illinois state income taxes during 1996. The Company's effective tax rate for the nine months ended September 30, 1997 was 33.5% versus 26.3% for the same period in 1996.

Total assets at September 30, 1997, were $1.66 billion, an increase of $22.3 million over year end 1996.

Asset expansion during the first nine months of 1997 was dominated by loans outstanding. Loans net of unearned income increased $72.6 million (7.5%) from year end 1996, primarily in the installment loan sector. As of September 30, 1997, the Company's loan portfolio included $93.1 million in indirect loans that were originated for the purchase of automobiles, recreation vehicles and other consumer goods, an increase of approximately $60.0 million from year end 1996.


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)


Securities available for sale decreased $55.8 million ($69.2 million excluding effects of Statement of Financial Accounting Standard No. 115) to $479.9 million. This decline occurred as proceeds from sales and maturities were used to fund loans instead of being reinvested in the portfolio.

Total deposits decreased $63.6 million (4.5%) from December 31, 1996, of which $27.0 million was attributable to a decline in noninterest bearing deposits. The decline in deposits was partially offset by an increase totaling $58.8 million in short-term borrowings consisting of Federal Home Loan Bank advances and federal funds purchased from banks.

Stockholders' equity increased by $18.5 million, to $176.6 million at September 30, 1997 from $158.1 million at year end 1996. The increase is due to retained net earnings of $9.3 million and an increase in after tax unrealized gain (loss) on securities available for sale of $9.2 million since year end. At September 30, 1997, GPFI's total risk based capital and leverage capital ratios were 12.77% and 8.47%, respectively.


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

      10.1* Form of Change in Control Agreement, dated October
            (2)/(8), 1996, entered into between the Company and each of Richard L Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference to the Company's Form 10-Q dated September 30, 1996, File No. 0-20987).


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES


      10.2* Form of Change in Control Agreement, dated October
            (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco (incorporated by reference to the Company's Form 10-Q dated September 30, 1996, File No. 0-20987).

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

     10.10* Employment and Consulting Agreement, dated May 1,
            1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit
            10.10 of the Company's Form 10-Q dated June 30, 1997, File No. 0-20987).

      11.   Statement re computation of per share earnings (See
            Note 2 to the Consolidated Financial Statements for the nine months ended September 30, 1997).


                  GRAND PREMIER FINANCIAL, INC.
                        AND SUBSIDIARIES



      27.   Financial Data Schedule, for the nine months ended
            September 30, 1997

     (B) Reports on Form 8-K

      No Form 8-K was required to be filed during the quarter ended September 30, 1997 as there were no events or transactions to be reported.


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


                       GRAND PREMIER FINANCIAL, INC
                         (Registrant)





November 7, 1997       /s/ David L. Murray
Date                   David L. Murray, Executive Vice President
                       and Chief Financial Officer