Form 10-K
period 1997-12-31
GRAND PREMIER FINANCIAL INC
filed 1998-03-27
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

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

        The number of shares of the registrant's Common Stock outstanding on February 27, 1998 was 20,006,962 shares. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of February 27, 1998, based upon the average sales price at this date was $188,001,337.

                      DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders to be held May 27, 1998 have been incorporated by reference into Part III of the Form 10-K.

                    No. of Pages Sequentially Numbered: 29
                         Exhibit Index is on Page 28




                                      PART I

Item 1.  Business

        Grand Premier Financial, Inc. (the "Company") is a registered bank holding company organized in 1996 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis.

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

        During first half of 1997, the Company's banking subsidiaries consisting of First Bank North, First Bank South, First National Bank of Northbrook, First Security Bank of Cary Grove and Grand National Bank were combined into the single charter of Grand National Bank ("GNB"). Although chartered as a commercial bank, the offices of GNB serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. The Company has banking offices located in Cary, Crete, Crystal Lake, DeKalb, Dixon, Freeport, Gurnee, Island Lake, Mokena, Mt. Carroll, Mundelein, Niles, Northbrook, Polo, Riverwoods, Rockford, South Chicago Heights, Sterling, Stockton, Tinley Park, Warren, Wauconda, Waukegan and Woodstock, Illinois.

        Grand Premier Trust and Investment, Inc., ("Trust") a wholly owned subsidiary of GNB, provides a full line of fiduciary and investment services throughout the Company's general market area.

        Grand Premier Insurance Services, Inc., a direct subsidiary of the Company, is a full line casualty and life insurance agency. Grand Premier Operating Systems, Inc., ("GPOS"), is also a direct subsidiary of the Company. GPOS provides data processing and operational services to the Company and its subsidiaries.

        American Suburban Mortgage Corporation, ("ASMC") a direct subsidiary of the Company was established to engage in secondary mortgage operations. ASMC is currently inactive, with secondary mortgage operations performed by the banking subsidiary.

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

Supervision and Regulation

        Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. The Company is a registered bank holding company under and subject to the provisions of the Bank Holding Company Act ("BHCA".) As such, the Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. It also is subject to the supervision of, and examination by, the Federal Reserve Board. The Company is also subject to regulation under the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois BHCA").

        Grand National Bank is a national bank chartered under the laws of the United States and is subject to the supervision of, and examination by, the Office of the Comptroller of the Currency ("OCC"), its primary regulator. The OCC regularly examines such areas as reserves, loans, investments, management practices and other aspects of Grand National Bank's operations. Grand National Bank must also furnish to the OCC quarterly reports containing full and accurate statements of their affairs. All national banks are members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district, in this case the Federal Reserve Bank of Chicago.

        As an Illinois trust company, Grand Premier Trust and Investment, Inc., is also subject to the supervision of and examination by the Illinois Commissioner.

        The deposits of the bank, subject to FDIC limitations are insured by the Bank Insurance Fund ("BIF") of the FDIC. As a result, the bank is also subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The examinations of the various regulatory agencies are designed for the protection of bank depositors and not for stockholders of banks or their holding companies.

        The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiary bank.

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

        A national bank, such as Grand National Bank, may not pay a dividend in any calendar year in excess of its net profits for the current year plus its adjusted retained profits for the two prior years, unless it obtains
OCC approval. Net profits from which dividends may be paid must be adjusted for losses and the amount of statutory bad debts in excess of the balance of the bank's allowance for possible credit losses. "Bad debts" are generally defined to include the principal amounts of loans which are in arrears with respect to interest by six months or more unless such loans are well secured and in the process of collection.

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

        The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. The capital standards (including the definitions of Tier 1 Capital and Tier 2 Capital) established by the OCC (for national banks such as Grand National Bank) are substantially the same as those established by the Federal Reserve Board for bank holding companies. These standards significantly revise the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital").

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

        The Company and its banking subsidiary meet or exceed the regulatory capital guidelines as currently defined. For additional information regarding the capital ratios of the Company and its banking subsidiary, see the Company's 1997 Annual Report page 18.

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

        As required by FDICIA, the FDIC has established a risk-based assessment system for deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. Under the system, deposit insurance premiums are based upon an institution's assignment to one of three capital categories and a further assignment to one of three supervisory subcategories within each capital category. The result is a nine category assessment system. The classification of an institution into a category depends, among other things, on the results of off-site surveillance systems, capital ratio, and its CAMELS rating (a supervisory rating of capital, asset quality, management, earnings, liquidity and sensitivity to market risk).

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

        Deposits of the bank are insured by the FDIC primarily under the BIF. The FDIC's deposit insurance premiums are assessed using a risk-based system under which all insured depository institutions are placed into one of nine categories based upon their level of capital and supervisory evaluation. Assessment rates range from $0.00 to $0.27 per $100 of deposits. The bank, for deposit insurance assessment purposes, is classified in the highest category and pays the lowest assessment rate for deposit insurance. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (the "SAIF"), which primarily insures savings association deposits. The bank holds approximately $9 million of deposits acquired in connection with the acquisition of a branch of a savings association. Those deposits are insured by SAIF and will continue to be subject to the assessment rates due on SAIF-insured deposits
(currently the same as BIF insured deposits). The bank also pays Financing Corporation (FICO) debt assessments on its BIF and SAIF insured deposits. FICO assessment rates are not tied to the FDIC's risk classifications. FICO rates, which may be adjusted quarterly, were $0.01244 (annualized) per $100 of BIF assessable deposits and $0.0622 (annualized) per $100 of SAIF assessable deposits for the final quarter of 1997.


Monetary Policy and Economic Conditions

        The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no representation can be made as to possible future changes in interest rates, deposit levels and loan demand, or their effect on the business and earnings of the Company and its subsidiaries.


Employees

        As of December 31, 1997 the Company and its subsidiaries had a total of 583 full-time and 95 part-time employees.


Item 2.  Properties

        The Company's corporate office is at 486 West Liberty Street, Wauconda, Illinois in a building owned by GNB. The Company leases approximately 5,000 square feet from GNB. The Company also conducts business in Freeport, Illinois. The two story office building in Freeport consists of approximately 13,000 square feet, and is located at 110 West Stephenson Street, Freeport, Illinois. The building and underlying land are owned by the Company.

        The banking affiliate, as of December 31, 1997, occupied 33 offices in 24 different communities within northern Illinois, of which 6 are leased and 27 are owned by GNB.

        Grand Premier Operating Systems, Inc., ("GPOS") conducts the majority of its operations from a 28,800 square foot, one story office building located at 588 Lakeview Parkway, Vernon Hills, Illinois. GPOS leases this building from an unaffiliated party (with an option to purchase) through September, 2001.

Item 3.  Legal Proceedings

        Neither the Company nor its subsidiaries are a party to any material legal proceedings, other than routine litigation incidental to the business of the bank as of December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1997.

                                                PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

        The approximate number of Holders of Common Stock as of 12/31/97 was as follows:
                        Title of Class          No. of Record Holders

                         Common Stock
                       ($.01 Par Value)                  1,174

        Other information required by this item is incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1997, which is included as exhibit 13 to this report.


Item 6.  Selected Financial Data

        Incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1997, which is included as exhibit 13 to this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Incorporated by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1997, which is included as exhibit 13 to this report.

        Submitted herewith is the following supplementary financial information of the registrant for each of the last three years (unless otherwise stated):

        Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
        Changes in Interest Margin for each of the last two years
        Investment Portfolio
        Maturities of Investments, December 31, 1997
        Loan Portfolio for each of the last five years
        Loan Maturities and Sensitivity to Changes in Interest Rates,
          December 31, 1997
        Risk Elements in the Loan Portfolio for the last five years
        Summary of Loan Loss Experience for the last five years
        Deposits
        Time Certificates and other Time Deposits of $100,000 or more as of
          December 31, 1997
        Return on Equity and Assets
        Short Term Borrowings


Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differentials

        The following table presents the average balances of major categories of interest earning assets and interest bearing liabilities, the interest earned or paid on such categories, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities during each of the reported periods, (in thousands)
Year Ended December 31,                           1997                           1996                            1995
                                                           Average                        Average                         Average
                                         Average            Yield/      Average            Yield/       Average            Yield/
Assets                                   Balance  Interest    Rate      Balance  Interest    Rate       Balance  Interest    Rate

Interest earning assets
  Interest bearing deposits
      in other banks                  $    2,608  $     52   1.99%   $    4,071  $    244   5.99%    $    3,967  $    219   5.52%
  Investment securities (1)
    Taxable                              339,176    21,873   6.45       424,754    26,514   6.24        461,622    27,680   6.00
    Tax exempt (2)                       132,549     7,771   8.88       126,830     7,142   8.53        113,027     6,880   9.22
  Federal funds sold and securities
    purchased under agreements
    to resell                             12,305       733   5.96        12,413       654   5.27         14,814       895   5.80
  Loans (3)                            1,011,646    90,192   8.92       915,107    79,816   8.72        810,527    73,108   9.02

Total interest earning
     assets/interest income            1,498,284   120,621   8.32     1,483,175   114,370   7.96      1,403,957   108,782   8.00
Cash and due from banks                   53,709                         52,745                          52,768
Premises and equipment                    34,185                         35,945                          36,578
Other assets                              49,585                         46,138                          47,275
Securities valuation -
    available for sale (1)                22,626                         10,879                           2,301
Allowance for loan losses                (10,424)                        (9,743)                         (9,367)

Total                                 $1,647,965                     $1,619,139                      $1,533,512

Liabilities and
  Shareholders' Equity
Interest bearing liabilities
  Demand deposits                     $  293,879     8,497   2.89    $  289,698     8,357   2.88     $  289,753     9,090   3.14
  Savings deposits                       265,268     7,895   2.98       279,386     8,521   3.05        283,557     8,592   3.03
  Other time deposits                    627,642    35,874   5.72       613,910    35,380   5.76        537,652    30,566   5.69
  Short-term borrowings                   45,447     2,404   5.29        60,826     3,482   5.72         79,840     4,845   6.07
  Long-term borrowings                    39,534     2,496   6.31        12,758       818   6.41          6,555       448   6.83
Total interest bearing liabilities/
    interest expense                   1,271,770    57,166   4.49     1,256,578    56,558   4.50      1,197,357    53,541   4.47
Noninterest bearing deposits             187,019                        189,645                         181,177
Other liabilities                         20,125                         20,826                          14,844
Shareholders' equity                     169,051                        152,090                         140,134

Total                                 $1,647,965                     $1,619,139                      $1,533,512

Net interest income                               $ 63,455   3.83%               $ 57,812   3.46%                $ 55,241   3.53%

Net yield on interest earning assets                         4.50%                          4.15%                           4.19%

(1)     Investments are at amortized cost. The valuation from amortized cost to market for available for sale securities is shown separately.
(2)     Yields on tax exempt securities are full tax equivalent yields at a 34% rate.
(3)     Average volume includes nonaccrual loans.

                                      CHANGES IN INTEREST MARGIN


     The following table sets forth the registrant's dollar amount of change in interest earned on each major category of interest earning assets and the dollar amount of change in interest paid on each major category of interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (dollar figures in thousands):
                                              Increase (Decrease)
                                      1997 over 1996       1996 over 1995
                                      Rate     Volume      Rate     Volume
Changes in Interest Earned:
  Interest bearing deposits         $  (125)  $   (67)   $    19   $     6
  Taxable investment securities         853    (5,494)     1,087    (2,253)
  Non-taxable investment securities
   (taxable equivalent)                 455       498       (868)    1,130
  Fed funds sold and securities
   purchased under agreements
   to resell                             85        (6)       (87)     (154)
  Loans (net of unearned discount)    1,801     8,575     (3,608)   10,316

     Total                            3,069     3,506     (3,457)    9,045

Changes in Interest Paid:
  Interest bearing deposits            (476)      484        888     3,122
  Short-term borrowings                (249)     (829)      (266)   (1,097)
  Long-term borrowings                  (13)    1,691        (30)      400

        Total                          (738)    1,346        592     2,425

Changes in Interest Margin          $ 3,807   $ 2,160    $(4,049)  $ 6,620



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


                                         INVESTMENT PORTFOLIO


     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last three years (dollar figures in thousands):



                                        1997           1996         1995

U.S. Treasury and U.S. Agency
  Securities                           $248,612    $348,877       $385,256
Obligations of States and
  Political Subdivisions                148,742     134,633        137,175

Other Securities                         57,046      52,177         76,139

        Total                          $454,400    $535,687       $598,570



        The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1997 by maturity and also sets forth the weighted average yield for each range of maturities.

                                          Obligations
                          U.S. Treasury     of States
                                    and           and              Weighted
                            U.S. Agency     Political       Other   Average
Book Value:                  Securities  Subdivisions  Securities    Yield

 One Year or Less              $ 49,049      $  8,199     $ 2,155    6.36%
 After One Year to Five Years    37,273        29,677       2,467    7.82%
 After Five Years to Ten Years   37,941        14,964       7,424    7.55%
 Over Ten Years                 124,349        95,902      45,000    6.89%

     Total                     $248,612      $148,742     $57,046    7.05%



(1)   Weighted Average Yields were calculated as follows:

  A. The weighted average yield for each category in the portfolio was calculated based upon the maturity distribution shown in the table above.
  B. The yields determined in step 1 were weighted in relation to the total investments in each maturity range shown in the table above.

(2) Yields on tax exempt securities are full tax equivalent yields at a 34% rate.

(3) At December 31, 1997 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.



                                            LOAN PORTFOLIO


        The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                       Year Ended December 31,
                             1997      1996      1995      1994      1993

Commercial, financial
 and agricultural Loans $  231,707  $229,700  $229,589  $200,178  $242,342
Real Estate -
   Construction             50,186    42,772    45,098    46,150    44,717
   Mortgage                631,069   625,364   530,636   450,271   417,028
Loans to Individuals       115,901    68,488    71,010    68,453    65,685

     Total              $1,028,863  $966,324  $876,333  $765,052  $769,772



The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1997 (dollar figures in thousands).


                                              AMOUNT DUE IN


                              1 Year or Less    1-5 Years     After 5 Years

Commercial, financial and
  agricultural loans             $112,982       $105,937        $ 12,788
Real Estate - Construction         28,183         17,451           4,552

   Total                         $141,165       $123,388        $ 17,340


        As of December 31, 1997 loans totaling $95,416,000, which are due after one year have predetermined interest rates, while $45,312,000 of loans due after one year have floating interest rates.



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

        During 1997, the Company experienced rapid growth in the category of loans to individuals, primarily in the indirect segment of the portfolio.
At December 31, 1997, the indirect segment of the portfolio totaled approximately $88.4 million and approximately 4% of the balance was more than 60 days past due. In December 1997, the Company made a provision for possible loan losses of approximately $6 million in response to deterioration in the indirect portfolio and discontinued this type of lending.

        The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, for each of the last five years (dollar figures in thousands):


                                        Year Ended December 31,
                             1997     1996      1995      1994      1993
Non-accrual Loans          $ 6,223  $ 4,718   $ 6,118   $ 8,911   $10,343
Loans past due 90 days
  or more and still
  accruing                   1,347    1,946       539       703     5,273
Renegotiated Loans             436      510       551     3,395     4,697

   Total                   $ 8,006  $ 7,174   $ 7,208   $13,009   $20,313


        The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1997 (dollar figures in thousands):

                                 Non-Accrual Loans   Renegotiated Loans

Balance December 31, 1997              $ 6,223               $ 436

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                595                  27

Amount of interest included in
  net earnings.                            355                  33



                                    SUMMARY OF LOAN LOSS EXPERIENCE

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

        The Company made a provision for possible loan losses of approximately $6 million in response to deterioration in the indirect segment of the loan portfolio included in the installment loans to individuals category. The balance of the Company's 1997 provision ($3.7 million) is in response to overall portfolio growth. The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):

                                         Year Ended December 31,


                                      1997    1996    1995    1994    1993

Balance at beginning of year        $10,116 $ 9,435 $ 9,738 $10,595 $ 8,160

Charge-offs:
  Commercial, financial and
    agricultural                      1,431   1,896   1,707   1,437   2,367
  Real estate construction               11       -       -      55       -
  Real estate mortgage                  618      91     235     140     875
  Installment loans to individuals    3,267     778     912     706     367

                                      5,327   2,766   2,854   2,338   3,609

Recoveries:
  Commercial, financial and
    agricultural                        522     286     865     578     560
  Real estate mortgage                   36      26      28      15       -
  Installment loans to individuals      357     259     223     333     151

                                        915     572   1,116     926     711

Net charge-offs                       4,412   2,194   1,738   1,412   2,898

Allowance from acquired entities          -       -       -       -   2,351

Operating expense provision           9,700   2,875   1,435     555   2,982

Balance at end of year              $15,404 $10,116 $ 9,435 $ 9,738 $10,595


Ratio of net charge-offs during the
  year to average loans                .44%    .24%    .21%    .19%    .42%


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


Allocation of the Allowance for Loan Losses
       (In thousands of dollars)
                                                                       Year End December 31,

                                 1997                 1996                 1995                 1994                 1993
                                     Percent              Percent              Percent              Percent              Percent
                                    of Loans             of Loans             of Loans             of Loans             of Loans
                                     in Each              in Each              in Each              in Each              in Each
                                    Category             Category             Category             Category             Category
                                    to Total             to Total             to Total             to Total             to Total
                           Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans
Commercial, financial
  and agricultural         $ 4,000     22.5%    $ 3,343     23.8%     $2,475     26.2%     $2,964     26.2%    $ 4,460     31.5%

Real estate-construction       454      4.9         445      4.4         445      5.1         186      6.0          69      5.8

Real estate-mortgage         5,500     61.3       5,628     64.7       5,693     60.6       5,396     58.9       5,318     54.2

Installment loans
  to individuals             5,450     11.3         700      7.1         822      8.1       1,192      8.9         748      8.5

                           $15,404    100.0%    $10,116    100.0%     $9,435    100.0%     $9,738    100.0%    $10,595    100.0%


    The amount of the additions to the allowance for possible loan losses charged to expense for the periods indicated were based on a variety of factors, including actual charge-offs during the year, historical loss experience, character of portfolio, specific loan allocations, industry guidelines and an evaluation of current and prospective economic conditions in the Bank's market areas.



                                               DEPOSITS


        The following table sets forth the classification of average deposits for the indicated periods, in thousands of dollars:


                                                 Year ended December 31,
                                               1997       1996       1995

Noninterest bearing demand deposits          $187,019   $189,645   $181,177
Interest bearing demand deposits              293,879    289,698    289,753
Savings deposits                              265,268    279,386    283,557
Time deposits                                 627,642    613,910    537,652


        The following table sets forth the average rates paid on deposits for the indicated periods:

                                                 Year Ended December 31,

                                                 1997     1996     1995

Interest bearing demand deposits                 2.89%    2.88%    3.14%
Savings deposits                                 2.98     3.05     3.03
Time deposits                                    5.72     5.76     5.69


        The following table sets forth the maturities of time deposits of $100,000 or more, in thousands of dollars, for the period indicated:

                                                        Year Ended
                                                       December 31,
                                                           1997

Three months or less                                     $ 69,534
Over three months to six months                            42,722
Over six months to twelve months                           40,605
Over twelve months                                         25,043

Total                                                    $177,904


                                      RETURN ON EQUITY AND ASSETS

        The following table presents certain ratios relating to the Registrant's equity and assets:

                                              Year Ended December 31,

                                              1997     1996     1995

Return on average equity                      10.04%    8.76%   12.15%

Return on average assets                       1.03      .82     1.11

Dividend payout ratio                         40.74    43.55    24.05

Average total shareholders' equity
  to average total assets                     10.26     9.39     9.14






                                         SHORT TERM BORROWINGS



        The following table sets forth a summary of the registrant's short-term borrowings for each of the last three years (dollar figures in thousands):


                                               Year Ended December 31
                                              1997       1996       1995
Balance at End of Period:
  Federal Funds Purchased                  $33,000    $     -    $25,225
  Securities Sold Under
   Repurchase Agreements                    14,598     23,486     49,757
  Notes Payable to Banks                         -          -     13,250
      Total                                $47,598    $23,486    $88,232

Weighted Average Interest
  Rate at the end of Period:
  Federal Funds Purchased                     7.10%         -%      5.75%
  Securities Sold Under
   Repurchase Agreements                      4.42       4.33       5.30
  Notes Payable to Banks                         -          -       7.43

Highest Amount Outstanding
  at Any Month-End:
  Federal Funds Purchased                  $45,200    $42,469   $ 25,735
  Securities Sold Under
   Repurchase Agreements                    20,859     54,952     57,293
  Notes Payable to Banks                         -     13,953     17,070
  Other                                     40,000          -      3,000

Average Outstanding During
  the Year:
  Federal Funds Purchased                  $15,004   $ 10,101   $ 11,671
  Securities Sold Under
   Repurchase Agreements                    16,197     39,550     55,814
  Notes Payable to Banks                         -     11,175     12,355
  Other                                     14,247          -        107

Weighted Average Interest
  Rate During the Year:
  Federal Funds Purchased                     5.66%      5.25%      6.50%
  Securities Sold Under
   Repurchase Agreements                      4.55       5.13       5.54
  Notes Payable to Banks                         -       8.27       8.02
  Other                                       5.67          -       6.25


Item 7a. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's exposure to market risk arises from changes in interest rates and equity prices.

        Net interest income is the largest contributor to the earnings of the Company. The Company's success is largely dependent upon its ability to manage risk associated with changes in interest rates. Reducing the volatility of net interest income by managing this risk and is one of the Company's primary objectives. Interest rate risk management is the responsibility of the Company's Asset/Liability Management Committee
("ALCO") established by the Board of Directors and is composed of senior management representatives. ALCO actively manages the characteristics of the Company's interest earning assets and interest bearing liabilities.
ALCO has several strategies available to manage interest rate risk including: controlling asset mix, defining product offerings and their maturities, establishing pricing parameters and hedging identified risks with off-balance sheet interest rate derivative instruments.

        ALCO has different methods to analyze the effect of hypothetical changes in interest rates. Three different measurement tools including static gap analysis, income simulation and market value sensitivity are used to quantify the impact of changes in interest rates. In gap analysis, the carrying amounts of rate-sensitive assets and liabilities are grouped by expected maturity dates. The results are summed to show a cumulative interest sensitivity "gap" between assets and liabilities. Income simulation attempts to project net interest income over the following twelve month period under various hypothetical interest rate scenarios. Under income simulation, maturing and repricing assets and liabilities are replaced at the new rates in effect at that time. Market value sensitivity analysis measures the hypothetical effects of possible changes in market prices of rate-sensitive assets and liabilities under different interest rate scenarios. The following table of financial instruments, represents the Company's static gap position based on estimated maturities of interest sensitive assets and liabilities, as of December 31, 1997 (dollars in thousands):

                                          Expected Maturity Date                                Fair
                          1998      1999      2000      2001      2002 Thereafter    Total      Value
Assets:

 Debt Securities (1):
  Fixed Rate           $102,346  $ 56,881  $ 37,793  $ 40,840  $ 28,872  $141,369  $408,101   $415,601
    Average rate          6.27%     6.65%     6.69%     6.68%     6.74%     6.15%     6.39%

 Loans:
  Fixed Rate           $255,605  $157,587  $102,973  $ 63,671  $ 37,058  $ 39,506  $656,400   $661,911
    Average rate          8.63%     9.15%     9.40%     9.91%     9.81%     8.60%     9.06%

  Variable Rate        $170,097  $ 36,319  $ 36,564  $ 26,538  $ 68,436  $ 33,518  $371,472   $372,043
    Average rate          8.70%     8.57%     8.55%     8.52%     8.61%     7.32%     8.52%

 Other Earning Assets:
  Interest bearing
   deposits            $    159                                                    $    159   $    159
    Average Rate          5.40%                                                       5.40%

  Securities purchased
   under agreements
   to resell           $ 19,922                                                    $ 19,922   $ 19,922
    Average Rate          6.22%                                                       6.22%

Total interest
sensitive assets       $548,129  $250,787  $177,330  $131,049  $134,366  $214,393

Liabilities:

 Savings:
  Fixed Rate           $108,565                                          $388,073  $496,638   $496,638
    Average rate          3.61%                                             2.61%     2.83%

  Variable Rate        $ 16,208                                          $ 49,942  $ 66,150   $ 66,150
    Average rate          5.18%                                             5.18%     5.18%

 Time Deposits:
  Fixed Rate           $421,492  $103,382  $ 40,041  $  9,898  $  4,632  $    355  $579,800   $576,463
    Average rate          5.74%     5.91%     6.21%     5.88%     5.95%     5.61%     5.81%

 Short-Term Borrowings:
  Fixed Rate           $ 47,598                                                    $ 47,598   $ 47,610
    Average rate          5.17%                                                       5.17%

 Long-Term Borrowings:
  Fixed Rate                     $  5,000  $  5,000  $ 20,000  $ 40,000            $ 70,000   $ 70,530
    Average rate                    5.85%     6.75%     6.37%     5.97%               6.13%

Total interest
sensitive liabilities  $593,863  $108,382  $ 45,041  $ 29,898  $ 44,632  $438,370

Asset (liability) gap  $(45,734) $142,405  $132,289  $101,151  $ 89,734 $(223,977)

Cumulative asset
 (liability) gap       $(45,734) $ 96,671  $228,960  $330,111  $419,845  $195,868

 (1) Rates are not on a taxable equivalent basis.


        Fixed rate securities include approximately $121.5 million in collateralized mortgage obligations ("CMO's"). Principal cash flows for CMO's are spread over their projected amortization periods in the current interest rate environment. The timing of principal payments on CMO's, however, can be subject to substantial volatility under different interest rate environments due to prepayment options on the underlying mortgage loans and their effect on the general structure of the CMO. Generally, the CMO's held by the Company are shorter-maturity bonds structured to provide more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates.

        Principal payments on amortizing loans are based on their contractual schedules. Additional principal prepayments are estimated, generally between six and ten percent annually, for certain fixed rate loans. The vast majority of variable rate loans are tied to the U.S. prime rate and can reprice on a daily basis.

        Savings (including N.O.W., money market and regular savings) accounts have no contractual maturity. The Company considers its savings accounts as a stable source of funding. For purposes of estimating maturities, however, the Company uses ninety percent of the lowest average monthly balance during the past two years as maturing beyond five years with the remainder due in one year or less.

        Fair value for debt securities is based on market prices or dealer quotes for U.S. Treasury and U.S. Government Agency securities and quoted market prices, if available, for other investment securities. If a quoted market price is not available for other securities, fair value is estimated using quoted market prices for similar securities. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of savings accounts is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of short-term and long-term borrowings is estimated by discounting the future cash flows using the current interest rates at which similar borrowings could be made for the same maturities.

        Income simulation, another measurement tool used by the Company besides static gap, estimates net interest income over the next twelve months under different, hypothetical interest rate scenarios. As of December 31, 1997, the simulation model indicated a minimal change (less than 2 percent) in net interest income under the different rate scenarios when compared to the base model. For additional information on income simulation, see the discussion under the caption Interest Rate Risk Management contained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

        During 1997, the Company did not use any off-balance sheet derivatives to manage interest rate risk or for any other purpose. All of the Company's financial instruments are held for other than trading purposes.

        In addition to interest rate risk, the Company has risk exposure from adverse changes in equity prices. As of December 31, 1997, the Company owned $22.4 million of equity securities including $10.7 million of Federal Reserve Bank ("FRB") stock and Federal Home Loan Bank ("FHLB") stock. Stock of the FRB and FHLB are not readily marketable and are deemed to have a market value equal to the Company's cost. Marketable equity securities owned by the Company totaled approximately $11.7 million and have an approximate market value of $28.1 million at December 31, 1997. The entire value of marketable equity securities is subject to market risk from adverse changes in the underlying equity prices of the securities.


Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company, which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1997, are submitted herewith as exhibit 13, and are incorporated by reference:

        1.  Consolidated Balance Sheets, December 31, 1997 and 1996
        2. Consolidated Statements of Earnings, for the three years ended December 31, 1997
        3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997
        4. Consolidated Statements of Cash Flows for the three years ended December 31, 1997
        5.  Notes to Consolidated Financial Statements
        6.  Independent Auditors' Report
        7.  Selected Quarterly Financial Information


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

        Incorporated herein by reference to the Registrant's Proxy Statement dated March 31, 1998 in connection with its annual meeting to be held on May 27, 1998.

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the Registrant's Proxy Statement dated March 31, 1998 under the Section "Compliance with Section 16 (a) of the Exchange Act" and is incorporated herein by reference in this Annual Report on Form 10-K.


Item 11.  Executive Compensation

        Incorporated herein by reference to the Registrant's Proxy Statement dated March 31, 1998, in connection with its annual meeting to be held on May 27, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Incorporated herein by reference to the Registrant's Proxy Statement dated March 31, 1998, in connection with its annual meeting to be held on May 27, 1998.


Item 13.  Certain Relationships and Related Transactions

        Incorporated herein by reference to the Registrant's Proxy Statement dated March 31, 1998 in connection with its annual meeting to be held on May 27, 1998.

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  The following documents are filed as a part of this report:

    A. Consolidated Financial Statements of the Company which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1997 as follows:

         1.   Consolidated Balance Sheets, December 31, 1997 and 1996.
         2. Consolidated Statements of Earnings, for the three years ended December 31, 1997.
         3. Consolidated Statements of Cash Flows, for the three years ended December 31, 1997.
         4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1997.
         5.   Independent Auditors' Report.
         6.   Notes to Consolidated Financial Statements.

    B.  Financial Statement Schedules as follows:

         1. Selected Quarterly Financial Information on page 23 of Registrant's 1997 Annual Report.


                                     INDEPENDENT AUDITORS' REPORT



The Board of Directors
Northern Illinois Financial Corporation


     We have audited the consolidated statements of income, changes in shareholders' equity and cash flows of Northern Illinois Financial Corporation and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows of Northern Illinois Financial Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of loans in 1995, to conform to pronouncements of the Financial Accounting Standards Board.




Hutton, Nelson and McDonald LLP

Oakbrook Terrace, Illinois
January 31, 1996



    C.  Exhibits as follows:

    The following exhibits are filed with, or incorporated by reference in, this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

    2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto, (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

    10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference to the Company's Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

    10.2* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco (incorporated by reference to the Company's Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

    10.3* Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan, as amended.

    10.4* Premier Financial Services, Inc. 1995 Non-Qualified Stock Option Plan, as amended.

    10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option Plan, as amended.

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

    10.8* Grand Premier Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated December 31, 1996 Commission file No. 0-20987).

    10.9* Grand Premier Financial, Inc. Savings and Stock Plan and Trust (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K dated December 31, 1996 Commission file No. 0-20987).

    10.10* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q dated June 30, 1997 Commission file No. 0-20987).

    11. Statement re computation of per share earnings (see Notes 1 and 16 to the Consolidated Financial Statements for the year ended December 31, 1997).

    13.        Grand Premier Financial, Inc. 1997 Annual Report to
               Stockholders

    21.        Subsidiaries of the Registrant

    23.1       Consent of KPMG Peat Marwick LLP

    23.2       Consent of Hutton, Nelson and McDonald LLP

    27. Article 9 Financial Data Schedule for the Fiscal Year Ended December 31, 1997



2.  Reports on Form 8-K

    The registrant has not filed a report on Form 8-K during the quarter ended December 31, 1997.


                                             SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Premier Financial, Inc.


By:/s/ Richard L. Geach
   Richard L. Geach, Chief Executive Officer
   Date: March 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard L. Geach                     /s/ Robert W. Hinman
By: Richard L. Geach, Chief              By: Robert W. Hinman, President
    Executive Officer and Director           and Director
    Date: March 23, 1998                     Date: March 23, 1998

/s/ David L. Murray                      /s/ Nanette K. Donton
By: David L. Murray, Executive           By: Nanette K. Donton, Chief
    Vice President, Chief Financial          Accounting Officer
    Officer and Director                     Date: March 23, 1998
    Date: March 23, 1998

/s/ Jean M. Barry                        /s/ Frank J. Callero
By: Jean M. Barry, Director              By: Frank J. Callero, Director
    Date: March 23, 1998                     Date: March 23, 1998

/s/ Alan J. Emerick                      /s/ James Esposito
By: Alan J. Emerick, Director            By: James Esposito, Director
    Date: March 23, 1998                     Date: March 23, 1998

/s/ Thomas D. Flanagan                   /s/ R. Gerald Fox
By: Thomas D. Flanagan, Director         By: R. Gerald Fox, Director
    Date: March 23, 1998                     Date: March 23, 1998

/s/ Edward G. Maris                      /s/ Howard A. McKee
By: Edward G. Maris, Director            By: Howard A. McKee, Director
    Date: March 23, 1998                     Date: March 23, 1998

/s/ Joseph C. Piland                     /s/ John Simcic
By: Joseph C. Piland, Director           By: John Simcic, Director
    Date: March 23, 1998                     Date: March 23, 1998




EXHIBIT INDEX TO FORM 10-K

        The following exhibits are filed herewith or incorporated herein by reference. All documents incorporated by reference to prior filings have been filed under Commission File No. 0-20987. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.


Exhibit No.          Description

 2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc. and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by referenced to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the second Amendment thereto, incorporated by reference to
           Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987.

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

10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach, David
           L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference to the Company's Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

10.2* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco(incorporated by reference to the Company's Form 10-Q dated September 30, 1996 Commission file No. 0-20987.)

10.3* Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan, as amended.

10.4* Premier Financial Services, Inc. 1995 Non-Qualified Stock Option Plan, as amended.

10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option Plan, as amended.

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

10.8* Grand Premier Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated December 31, 1996 Commission file No. 0-20987).

10.9* Grand Premier Financial, Inc. Savings and Stock Plan and Trust (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K dated December 31, 1996 Commission file No. 0-20987).

10.10* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q dated June 30, 1997 Commission file No. 0-20987).

11. Statement re computation of per share earnings (see Notes 1 and 16 to the Consolidated Financial Statements for the year ended December 31, 1997).

13.        Grand Premier Financial, Inc. 1997 Annual Report to Stockholders.

21.        Subsidiaries of the Registrant.

23.1       Consent of KPMG Peat Marwick LLP.

23.2       Consent of Hutton, Nelson and McDonald LLP.

27.        Article 9 Financial Data Schedule for the Fiscal Year Ended December
           31, 1997.


                                            EXHIBIT 10.3


                                    GRAND PREMIER FINANCIAL, INC.
                                1996 NON-QUALIFIED STOCK OPTION PLAN
                                               AMENDED


     SECTION 1. Establishment. GRAND PREMIER FINANCIAL, INC. (THE "COMPANY"), a Delaware corporation, hereby establishes the Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan (the "Plan") pursuant to which key employees of the Company and its Subsidiaries may be granted options to purchase shares of common stock of the Company, par value $0.01 per share ("Common Stock").

     SECTION 2. Purpose: The purpose of the Plan is to provide a means whereby key employees of the Company or any Subsidiary may be given the opportunity to purchase stock of the Company through options to acquire Common Stock. The Plan is intended to advance the interests of the Company by encouraging stock ownership or additional stock ownership by key employees of the Company or any Subsidiary and to advance the interests of the Company by strengthening its ability to hire and retain highly qualified personnel, and to give such personnel added incentive to devote themselves to the future success of the Company. Options granted under this Plan ("Options") are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

     SECTION 3. Eligibility. All key employees of the Company or any of its Subsidiaries, who have substantial management responsibilities and are employed at the time of the adoption of this Plan or thereafter, shall be eligible to be granted Options to purchase shares of Common Stock under this Plan. Whether a key employee becomes an Optionee under this Plan shall be determined in accordance with Section 6. A "Subsidiary" is any entity of which the Company is the direct or indirect owner of not less than eighty percent (80%) of all issued and outstanding equity interests.

     SECTION 4. Number of Shares Covered by Options. The total number of shares of Common Stock that may be issued and sold pursuant to Options granted under this Plan initially shall be 400,000. The total number of shares of Common Stock that may be available for Options under the Plan shall be adjusted on January 1 of each calendar year, within the Applicable Period (as defined below), so that the total number of shares of Common Stock that may be issued and sold under the Plan as of January 1 of each calendar year within the Applicable Period shall be equal to four percent (4%) of the outstanding shares of Common Stock of the Company on such date; provided, however, that no such adjustment shall reduce the total number of shares of Common Stock that my be issued and sold under the Plan below 400,000. For purposes of the preceding sentence, Applicable Period shall be the ten-year period commencing on August 22, 1996 and ending on August 22, 2006. The Stock to be optioned under the Plan may be either authorized and unissued shares or issued shares that shall have been reacquired by the Company. Such shares are subject to adjustment in accordance with the provisions of Section 8 hereof. The shares involved in the unexercised portion of any terminated or expired Options under the Plan may again be Optioned under the Plan.


     SECTION 5. Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee shall be comprised of two (2) or more members of the Board. All members of the Committee shall be "non-Employee Directors" within the meaning of Rule 16b-3(b)(3) promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), or any successor rule or regulation. If at any time any member of the Committee does not constitute a "Non-Employee Director" within the meaning of such rule, no Options shall be granted under this Plan to any person until such time as all members of the Committee satisfy such requirements.

     No person, other than members of the Committee, shall have any authority concerning decisions regarding the Plan. Subject to the express provisions of this Plan, the Committee shall have sole discretion concerning all matters relating to the Plan and Options granted hereunder. The Committee, in its sole discretion, shall determine the key employees of the Company and its Subsidiaries to whom, and the time or times at which Options will be granted, the number of shares to be subject to each Option, the expiration date of each Option, the time or times within which the Option may be exercised, the cancellation of the Option (with the consent of the holder thereof) and the other terms and conditions of the grant of the Option. The terms and conditions of the Options need not be the same with respect to each Optionee or with respect to each Option.

     The Committee may, subject to the provisions of the Plan, establish such rules and regulations as it deems necessary or advisable for the proper administration of the Plan, and may make determinations and may take such other action in connection with or in relation to the Plan as it deems necessary or advisable. Each determination or other action made or taken pursuant to the Plan, including interpretation of the Plan and the specific terms and conditions of the Options granted hereunder by the Committee shall be final and conclusive for all purposes and upon all persons including, but without limitation, the Company, its Subsidiaries, the Committee, the Board, officers and the affected employees of the Company and/or its Subsidiaries and their respective successors in interest.

     SECTION 6. Granting Options. Subject to the provisions of this Plan, the Committee may, within ten years from the date this Plan is adopted from time to time grant Options to any key employee ("Optionee") for such number of shares of Common Stock and upon such terms and conditions as in the judgment of the Committee shall be desirable. Nothing contained in this Plan shall be deemed to give any employee any right to be granted an Option to purchase shares of Common Stock except to the extent and upon such terms and conditions as may be determined by the Committee.

     SECTION 7. Terms of Options. Each Option granted under this Plan shall be evidenced by an agreement ("Stock Option Agreement") that shall be executed by the Chief Executive Officer, President or any Executive Vice President of the Company and by the key employee to whom such Option is granted, and shall be subject to the following terms and conditions:

(a) The price at which each share of Common Stock covered by each Option may be purchased shall be determined in each case on the date of grant by the Committee, but shall not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted. For purposes of this Section, the "Fair Market Value" of shares of Common Stock on the date of grant shall be: (i) the average of the high and low sales prices per share of Common Stock as reported on The Nasdaq Stock Market's National Market ("Nasdaq") on the date of grant; or (ii) if no sales are reported for such date, the average of the bid and asked prices per share of Common Stock as quoted on Nasdaq on the date of grant, or as otherwise determined by the Committee in its discretion.

(b) Except as otherwise provided in the Plan or in any Option Agreement, the Optionee shall pay the purchase price of the shares of Common Stock upon exercise of any Option: (i) in cash; (ii) in cash received from a broker-dealer to whom the Optionee has submitted an exercise notice consisting of a fully endorsed Option (however, in the case of an Optionee subject to Section 16 of the 1934 Act, this payment Option shall only be available to the extent such insider complies with Regulation T issued by the Federal Reserve Board); (iii) by delivering shares of Common Stock having an aggregate Fair Market Value on the date of exercise equal to the Option Exercise Price; (iv) by directing the Company to withhold such number of shares of Common Stock otherwise issuable upon exercise of such Option having an aggregate Fair Market Value on the date of exercise equal to the Option exercise price; (v) by such other medium of payment as the Committee, in its discretion, shall authorize at the time of grant, or (vi) by any combination of (i), (ii), (iii), (iv) and (v). In the case of any election pursuant to (i) or (ii) above, cash shall mean cash or check issued by a federally insured bank or savings and loan, and made payable to the Company. In the case of payment pursuant to (ii), (iii) or (iv) above, the Optionee's election must be made on or prior to the date of exercise and shall be irrevocable. The Company shall issue, in the name of the Optionee, stock certificates representing the total number of shares of Common Stock issuable pursuant to the exercise of any Option as soon as reasonably practicable after such exercise, provided that any shares of Common Stock purchased by an Optionee through a broker-dealer pursuant to clause (ii) above shall be delivered to such broker-dealer in accordance with 12 C.F.R. 220.3(e)(4) or other applicable provision of law.

(c) Each Stock Option Agreement shall provide that such Option may be exercised by the Optionee in such parts and at such times as may be specified in such Agreement. Any Option granted hereunder shall expire not later than the first to occur of the following:

(i) The expiration of ten years from the date such Option is granted (hereinafter called the "Option Period").

(ii) The expiration of three months after the date of either: (A) the retirement of the Optionee under any retirement plan of the Company or any Subsidiary; or (B) the termination of the employment of the Optionee with the Company or any Subsidiary due to total and permanent disability. The Committee of the Company may provide by resolution, however, that any terms of this subparagraph (ii) of paragraph (c) shall not apply to any Option or portion of an Option.

(iii) The expiration of the period of six months after the date of the Optionee's death.

(iv) The expiration of the Option Period, by the person or persons entitled to do so under the Optionee's will, or, if the Optionee shall fail to make testamentary disposition of said Option, or shall die intestate, by the Optionee's legal representative or representatives.

(v) The termination of employment of the Optionee with the Company or any Subsidiary for a reason other than those expressed in subparagraphs (ii) and
(iii) of this paragraph (c).

(d) Notwithstanding anything herein to the contrary, no Option granted under the Plan prior to approval of the Plan by the stockholders may be exercised before such approval, and in the event this Plan is disapproved by the stockholders, then any Option granted hereunder shall become null and void.

(e) Each Option and right granted under this Plan shall by its terms be non- transferable by the Optionee except to their trust, by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order (as defined in the Employee Retirement Income Security Act of 1974, as amended), and each Option or right shall be exercisable during the Optionee's lifetime only by him. Notwithstanding the preceding sentence, an Option Agreement may permit an Optionee, at any time prior to his death, to assign all or any portion of an Option granted to him to: (i) his spouse or lineal descendant; (ii) the trustee of a trust for the primary benefit of his spouse or lineal descendant; or (iii) a partnership of which his spouse and lineal descendants are the only partners. In such event, the spouse, lineal descendant, trustee or partnership will be entitled to all of the rights of the Optionee with respect to the assigned portion of such Option, and such portion of the Option will continue to be subject to all of the terms, conditions and restrictions applicable to the Option, as set forth herein and in the related Option Agreement immediately prior to the effective date of the assignment. Any such assignment will be permitted only if: (i) the Optionee does not receive any consideration therefore; and
(ii) the assignment is expressly permitted by the applicable Agreement as approved by the Committee. Any such assignment shall be evidenced by an appropriate written document executed by the Optionee, and a copy thereof shall be delivered to the Company on or prior to the effective date of the assignment.

(f) The Stock Option Agreement entered into pursuant hereto may contain such other terms, provisions and conditions not inconsistent herewith as shall be determined by the Committee including, without limitation, provisions: (i) requiring the giving of satisfactory assurances by the Optionee that the shares are purchased for investment and not with a view to resale in connection with the distribution of such shares, and will not be transferred in violation of applicable securities laws; (ii) restricting the transferability of such shares during a specific period; and (iii) requiring the resale of such shares to the Company at the Option price if the employment of the Optionee terminates prior to a specified time.

     SECTION 7A. Deferral of Stock Option Gains. Any Optionee who is eligible to participate in the Grand Premier Financial, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 1997 and further amended on March 24, 1997 ("Deferred Compensation Plan"), may make an election with respect to any Option granted to him under the Plan as follows:

1. An Optionee may elect, with respect to an Option granted to him under the Plan, to defer receipt of a number of shares of Common Stock (and the related Stock Units described below) representing the excess of (a) the number of shares of Common Stock purchased pursuant to the exercise of such Option, over (b) a number of shares of Common Stock with a Fair Market Value (as defined in Section 7) equal to the purchase price of such Option.

2. A deferral election with respect to an Option pursuant to this section must be made pursuant to a written instrument delivered by the Optionee to the Committee at least 180 days prior to the exercise date of such Option.

3. An election may be made pursuant to this section only if the purchase price of the applicable Option is paid by the Optionee pursuant to subsection 7(b) by delivering Common Stock acquired by the Optionee at least 180 days prior to the exercise date of such Option.

4. To implement the exercise of an Option as described in clause 3 above, the Optionee shall provide a notarized statement to the Committee that he is the sole owner of the shares of Common Stock being delivered to pay the purchase price of such Option, and that such shares of Common Stock were acquired at least 180 days prior to the exercise date.

5. Upon exercise of an Option that is subject to a deferral election pursuant to this section, the Company shall credit the Optionee's Stock Option Deferral Account established under the Deferred Compensation Plan with a number of Stock Units equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause 1 above.

6. Upon exercise of an Option that is subject to a deferral election pursuant to this section, the Company shall transfer to the Trustee of the Trust Agreement Under the Grand Premier Financial, Inc. Deferred Compensation Plan, dated January 31, 1997 ("Trust Agreement"), a number of newly-issued shares of Common Stock equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause 1 above. Said shares of Common Stock shall be credited to a fully vested account maintained for the Optionee under the Trust Agreement and shall be distributed to the Optionee, or to his beneficiary in the event of his death, pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

7. An Optionee may make a deferral election with respect to one or more specific Options granted to him under the Plan on or prior to the date of the deferral election, or pursuant to a blanket election applicable to all Options granted to him on or prior to the date of the deferral election and all Options to be granted to him under the Plan after the date of the deferral election.

8. A deferral election by an Optionee shall be irrevocable with respect to each Option granted to him hereunder on or before the date of his deferral election and that is subject to such deferral election. A deferral election by an Optionee with respect to an Option granted to him on or after the date of his deferral election may be revoked by the Optionee, by written instrument delivered to the Committee at least 180 days prior to the date of exercise of such Option.

9. All deferred Stock Units and shares of Common Stock shall be held, administered and distributed pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

10. The provisions of this section shall apply with respect to an Option subject to a deferral election, notwithstanding any other provision of the Plan. However, the other provisions of the Plan shall apply with respect to such Option to the extent not inconsistent with the provisions of this section.

     SECTION 8. Adjustment of Number of Shares. In the event that a dividend shall be declared upon the shares of Common Stock payable in shares of Common Stock, the number of shares of Common Stock then subject to any Option granted hereunder and the number of shares reserved for issuance pursuant to this Plan but not yet covered by an Option, shall be adjusted by adding to each of such shares the number of shares which would be distributable thereon if such share had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend.
In the event that the outstanding shares of Common Stock shall be changed into or exchanged for a different number of kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, merger or consolidation then there shall be substituted for each share of Common Stock subject to any such Option and for each share of Common Stock reserved for issuance pursuant to the Plan but not yet covered by an Option, the Number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchanged; provided, however, that in the event that such change of exchange results from a merger or consolidation, and in the judgment of the Committee such substitution cannot be effected or would be inappropriate, or if the Company shall sell all or substantially all of its assets, the Company shall use reasonable efforts to effect some other adjustment of each then outstanding Option which the Committee, in its sole discretion, shall deem equitable. In the event that there shall be any change, other than as specified above in this Section 8, in the number of kind of outstanding shares of Common Stock, then if the Committee shall determine that such change equitably requires an adjustment in the number or kind of shares theretofore reserved for issuance pursuant to the Plan but not yet covered by an Option and of the shares of Common Stock then subject to an Option or Options, such adjustment shall be made by the Committee and shall be effective and binding for all purposes of this Plan and of each Stock Option Agreement. In the case of any such substitution or adjustment as provided for in this Section, the Option price in each Stock Option Agreement for each share covered thereby prior to such substitution or adjustment will be the Option price for all shares of stock or other securities which shall have been substituted for such shares or to which such share shall have been adjusted pursuant to this Section. No adjustment or substitution provided for in this Section 8 shall require the Company, in any Stock Option Agreement, to sell a fractional share, and the total substitution or adjustment with respect to each Stock Option Agreement shall be limited accordingly.

     SECTION 9. Amendments. This Plan may be terminated or amended from time to time by vote of the Board of Directors, without the approval of the stockholders of the Company to the extent allowed by law. No amendment or termination of the Plan shall in any manner affect any Option theretofore granted without the consent of the Optionee, except that the Board of Directors may amend the Plan in a manner that does affect Options theretofore granted upon a finding by the Board of Directors that such amendment is in the best interest of holders of outstanding Options affected thereby.

     SECTION 10. Change in Control. Notwithstanding the provisions of the Plan or any Option Agreement evidencing Options granted hereunder, upon a Change in Control of the Company (as defined below) all outstanding Options shall become fully exercisable and all restrictions thereon shall terminate in order that Optionees may fully realize the benefits thereunder. Further, in addition to the Committee's authority set forth in Section 5, the Committee, as constituted before such Change in Control, is authorized, and has sole discretion, as to any Option, either at the time such Option is granted hereunder or any time thereafter, to take any one or more of the following actions: (a) provide for the purchase of any such Option, upon the Optionee's request, for an amount of cash equal to the difference between the exercise price and the then Fair Market Value of the Common Stock covered thereby had such Option been currently exercisable; (b) make such adjustment to any such Option then outstanding as the Committee deems appropriate to reflect such Change in Control; and (c) cause any such Option then outstanding to be assumed, by the acquiring or surviving corporation, after such Change in Control.

For purposes of this Plan, a "Change in Control" of the Company shall be deemed to have occurred if or upon:

(a) The acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Sections 13(d)(3) or 14(d)(2) of the 1934 Act, of beneficial ownership within the meaning of Rule 13d-3 promulgated under the 1934 Act of 20% or more of either (i) the then outstanding shares of Common Stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control:
(A) any acquisition resulting directly from the conversion of shares of Northern Illinois Common Stock into shares of Common Stock pursuant to the Agreement and Plan of Merger, dated January 22, 1996, among the Company, Premier Financial Services, Inc. and Northern Illinois Financial Corporation, as amended by the First Amendment thereto, dated March 18, 1996, and the Second Amendment thereto, dated as of August 15, 1996 the "Merger Agreement"), (B) any subsequent acquisition of shares of Common Stock acquired pursuant to the Merger Agreement that is permitted under
Section 1(b) of the Rights Agreement, dated as of July 8, 1996, between the Company and Premier Trust Services, Inc. (the "Rights Agreement"), without rendering the Person effecting such acquisition an "Acquiring Person" for purposes of the Rights Agreement, (C) any acquisition directly from the Company (excluding any acquisition resulting from the exercise of a conversion or exchange privilege in respect of outstanding convertible or exchangeable securities), (D) any acquisition by the Company, (E) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or
(F) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving the Company, if immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (i), (ii) and (iii) of subsection (3) of this Section 8 shall be satisfied; and provided further that, for purposes of clause (D), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the beneficial owner of 20% or more of the Outstanding Company Common Stock or 20% or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Company Voting Securities and such beneficial ownership is publicly announced, such additional beneficial ownership shall constitute a Change in Control:

(b) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the 1934 Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall be deemed to have been a member of the Incumbent Board;

(c) approval by the stockholders of the Company of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (i) more than 60% of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than 60% of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by the Company) and any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock of such corporation or 20% or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

(d) approval by the stockholders of the Company of (i) a plan of complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (A) more than 60% of the then outstanding shares of common stock thereof and more than 60% of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company) and any Person which beneficially owned immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock thereof or 20% or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

The Board of Directors may otherwise accelerate the Commencement Date for the Exercise Period (as such terms are defined in the applicable Option Agreement) of an Option or any part thereof at such other times or upon such other occasions, including, but not limited to, anticipation of an event described in Section 10 of the Plan, as the Board of Directors in its sole discretion determines is appropriate.

     SECTION 11. Effective Date. The Plan was adopted by the Board of Directors of the Company on August 20, 1996, and authorized for submission to the stockholders of the Company. If the Plan is approved by the unanimous written consent of the stockholders or by the affirmative vote of a majority of the shares of the voting stock of the Company entitled to be voted by the holders of stock represented at a duly held stockholders' meeting, it shall become effective, or be deemed to have become effective, as of August 22, 1996. Options may be granted under the Plan prior, but subject, to approval of the Plan by stockholders of the Company and, in each such case, the date of grant shall be determined without reference to the date of approval of the Plan by the stockholders of the Company.

     SECTION 12. Termination. The Plan shall terminate as of August 22, 2006; provided however, that the Board of Directors may terminate the Plan at any time prior thereto. Termination of the Plan shall not impair any of the rights or obligations under any Option granted under the Plan without the consent of the Optionee.

     SECTION 13. Employment Status. The transfer of employment from the Company to a Subsidiary of the Company, or from a Subsidiary to the Company, or from a Subsidiary to another Subsidiary, shall not constitute a termination of employment for the purpose of the Plan. Options granted under the Plan shall not be affected by any change of status in connection with the employment of the Optionee or by leave of absence authorized by the Company or a Subsidiary.

     SECTION 14. Proceeds from Sale of Stock. Proceeds from the sale of Common Stock issued upon the exercise of Options granted pursuant to the Plan shall be added to the general funds of the Company.

     SECTION 15. Exemption from Liability. The members of the Committee and of the Board of Directors of the Company and each of them, shall be free from all liability, joint or several, for their acts, omissions and conduct, and for the acts, omissions and conduct of their duly constituted agents, in carrying out the responsibilities of said Board of Directors under the Plan, and the Company shall indemnify and save them and each of them harmless from the effects and consequences of their acts, omissions and conduct in their official capacity, except to the extent that such effects and consequences shall result from their own will full misconduct.

     No member of the Committee shall, in the absence of bad faith, be liable for any act or omission with respect to service on the Committee. Service on the Committee shall constitute service as a Director of the Company so that members of the Committee shall be entitled to indemnification pursuant to the Company's Certificate of Incorporation and by- laws.

     SECTION 16. Right to Repurchase. In the event a person who has acquired Common Stock pursuant to an Option granted under the Plan offers to sell shares of such Stock, the Company shall have the first right of purchase. Such person shall make a written offer to the Company and the Company shall have first right of purchase, and if it exercises this right, and so long as its stock is traded over-the-counter, the amount payable for each share of Common Stock shall be the mean of the bid and ask prices as of the most recently published quotation of the bid and ask prices prior to the date of offer to sell as such published quotation is evidenced in the Midwest Edition of The Wall Street Journal of such Stock. If the Company wishes to exercise its right to purchase, the Company must express its decision in a written statement signed by an official representative of the Company and the statement must be delivered to the person offering the Common Stock within two regular business days from the date the person offers to sell the Stock.

     SECTION 17. Governing Laws. The Plan shall be construed, administered and governed in all respects under and by the Laws of the State of Illinois. Each Option Agreement granted under the Plan shall be construed, administered and governed in all respects under and by the laws of the State of Illinois.

     SECTION 18. Adoption by Subsidiaries. Any Subsidiary of the Company may adopt the Plan by means of a resolution of such Subsidiary's board of directors for the benefit of its key employees; provided, however, such adoption must have a prior approval of the Board of Directors of the Company as evidenced by a resolution of the Board.

     SECTION 19. Taxes. At the time of the exercise of any Option, as a condition of the exercise of such Option, the Company may require the Optionee to pay the Company an amount equal to the amount of the tax the Company or any Subsidiary may be required to withhold to obtain a deduction for federal and state income tax purposes as a result of the exercise of such Option by the Optionee or to comply with applicable law.


                                            EXHIBIT 10.4

                                               AMENDED
                                  PREMIER FINANCIAL SERVICES, INC.
                                1995 NON-QUALIFIED STOCK OPTION PLAN


        SECTION 1. Establishment. PREMIER FINANCIAL SERVICES, INC. (the "Company"), a Delaware corporation, hereby establishes the Premier Financial Services, Inc. 1995 Non-Qualified Stock Option Plan (the "Plan") pursuant to which key employees of the Company and its Subsidiaries may be granted options to purchase shares of common stock of the Company, par value $5.00 per share ("Common Stock").

        SECTION 2. Purpose. The purpose of the Plan is to provide a means whereby key employees of the Company or any Subsidiary may be given the opportunity to purchase stock of the Company through options to acquire Common Stock. The Plan is intended to advance the interests of the Company by encouraging stock ownership or additional stock ownership by key employees of the Company or any Subsidiary and to advance the interests of the Company by strengthening its ability to hire and retain highly qualified personnel, and to give such personnel added incentive to devote themselves to future success of the Company. Options granted under this Plan ("Options") are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

        SECTION 3. Eligibility. All key employees of the Company or any of its Subsidiaries, who have substantial management responsibilities and are employed at the time of the adoption of this Plan or thereafter, shall be eligible to be granted Options to purchase shares of Common Stock under this Plan. Whether a key employee becomes an Optionee under this Plan shall be determined in accordance with Section 6. A "Subsidiary" is any entity of which the Company is the direct or indirect owner of not less than eighty percent (80%) of all issued and outstanding equity interests.

        SECTION 4. Number of Shares Covered by Options. The total number of shares of Common Stock that may be issued and sold pursuant to Options granted under this Plan initially shall be 200,000. The total number of shares of Common Stock that may be available for Options under the Plan shall be adjusted on January 1 of each calendar year, within the applicable Period (as defined below), so that the total number of shares of Common Stock that may be issued and sold under the Plan as of January 1 of each calendar year within the Applicable Period shall be equal to four (4%) of the outstanding shares of Common Stock of the Company on such date; provided, however, that no such adjustment shall reduce the total number of shares of Common Stock that my be issued and sold under the Plan below 200,000. For purposes of the preceding sentence, Applicable Period shall be the ten-year period commencing on January 1, 1995 and ending on December 31, 2004. The Stock to be optioned under the Plan may be either authorized and unissued shares or issued shares that shall have been reacquired by the Company. Such shares are subject to adjustment in accordance with the provisions of Section 8 hereof. The shares involved in the unexercised portion of any terminated or expired Options under the Plan may again be Optioned under the Plan.

        SECTION 5. Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee shall be comprised of two (2) or more members of the Board. All members of the Committee shall satisfy the "disinterested" administration requirements set forth in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), or any successor rule or regulation. If at any time any member of the Committee does not satisfy such disinterested administration requirements, no Options shall be granted under this Plan to any person until such time as all members of the Committee satisfy such requirements. No person who is an officer or employee of the Company or any Subsidiary shall be a member of the Committee.

        No person, other than members of the Committee, shall have any authority concerning decisions regarding the Plan. Subject to the express provisions of this Plan, the Committee shall have sole discretion concerning all matters relating to the Plan and Options granted hereunder. The Committee, in its sole discretion, shall determine the key employees of the Company and its Subsidiaries to whom, and the time or times at which Option will be granted, the number of shares to be subject to each Option, the expiration date of each Option, the time or times within which the Option may be exercised, the cancellation of the Option (with the consent of the holder thereof) and the other terms and conditions of the grant of the Option. The terms and conditions of the Options need not be the same with respect to each Optionee or with respect to each Option.

        The Committee may, subject to the provisions of the Plan, establish such rules and regulations as it deems necessary or advisable for the proper administration of the Plan, and may make determinations and may take such other action in connection with or in relation to the Plan as it deems necessary or advisable. Each determination or other action made or taken pursuant to the Plan, including interpretation of the Plan and the Specific terms and conditions of the Options granted hereunder by the Committee shall be final and conclusive for all purposes and upon all persons including, but without limitation, the Company, its Subsidiaries, the Committee, the Board, officers and the affected employees of the Company and/or its Subsidiaries and their respective successors in interest.

        SECTION 6. Granting of Options. Subject to the provisions of this Plan, the Committee may, within ten years from the date this Plan is adopted from time to time grant Options to any key employees ("Optionee") for such number of shares of Common Stock and upon such terms and conditions as in the judgment of the Committee shall be desirable. Nothing contained in this Plan shall be deemed to give any employee any right to be granted an Option to purchase shares of Common Stock except to the extent and upon such terms and conditions as may be determined by the Committee.

        SECTION 7. Terms of Options. Each Option granted under this Plan shall be evidenced by an agreement ("Stock Option Agreement") that shall be executed by the President of the Company and by the key employee to whom such Option is granted, and shall be subject to the following terms and conditions:

        (a) The price at which each share of Common Stock covered by each Option may be purchased shall be determined in each case on the date of grant by the Committee, but shall not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted.
        For purposes of this Section, the "Fair Market Value" of shares of Common Stock on the date of grant shall be: (i) the average of the high and low sales prices per share of Common Stock as reported on the National Association of Securities Dealers Automated Quotations, National Market System ("NASDAQ-NMS") on the date of grant; or (ii) if no sales are reported for such date, the average of the bid and asked prices per share of Common Stock as quoted on the NASDAQ-NMS on the date of grant, or as otherwise determined by the Committee in its discretion.

        (b) Except as otherwise provided in the Plan or in any option Agreement, the Optionee shall pay the purchase price of the shares of Common Stock upon exercise of any Option: (i) in cash; (ii) in cash received from a broker-dealer to whom the Optionee has submitted an exercise notice consisting of a fully endorsed Option (however, in the case of an Optionee subject to Section 16 of the 1934 Act, this payment Option shall only be available to the extent such insider complies with Regulation T issued by the Federal Reserve Board); (iii) by delivering shares of Common Stock having an aggregate Fair Market Value on the date of exercise equal to the Option exercise price; (iv) by directing the Company to withhold such number of shares of Common Stock otherwise issuable upon exercise of such Option having an aggregate Fair Market Value on the date of exercise equal to the Option exercise price; (v) by such other medium of payment as the Committee, in its discretion, shall authorize at the time of grant;
        or (vi) by any combination of (i), (ii), (iii), (iv) and (v). In the case of an election pursuant to (i) or (ii) above, cash shall mean cash or a check issued by a federally insured bank or savings and loan, and made payable to the Company. In the case of payment pursuant to (ii), (iii) or (iv) above, the Optionee's election must be made on or prior to the date of exercise and shall be irrevocable. In the case of an Optionee who is subject to Section 16 of the 1934 Act and who elects payment pursuant to (iv) above, the election must be made in writing either: (A) within the ten (10) business days beginning on the third business day following release of the Company's quarterly or annual summary of earnings and ending on the twelfth business day following such day; or (B) at least six (6) months prior to the date of exercise of such Option. In lieu of a separate election governing each exercise of an Option, an Optionee may file a blanket election with the Committee which shall govern all future exercises of Options until revoked by the Optionee. The Company shall issue, in the name of the Optionee, stock certificates representing the total number of shares of Common Stock issuable pursuant to the exercise of any Option as soon as reasonably practicable after such exercise, provided that any shares of Common Stock purchased by an Optionee through a broker-dealer pursuant to clause (ii) above shall be delivered to such broker-dealer in accordance with 12 C.F.R. 220.3(e)(4) or other applicable provision of law.

        (c) Each Stock Option Agreement shall provide that such Option may be exercised by the Optionee in such parts and at such times as may be specified in such Agreement. Any Option granted hereunder shall expire not later than the first to occur of the following:

                (i) The expiration of ten years from the date such Option is granted (hereinafter called the "Option Period").

                (ii)   The expiration of three months after the date of either:
                (A) the retirement of the Optionee under any retirement plan of the Company or any Subsidiary; or (B) the termination of the employment of the Optionee with the Company or any Subsidiary due to total and permanent disability. The Committee of the Company may provide by resolution, however, that any terms of this subparagraph (ii) of paragraph (c) shall not apply to any Option or portion of an Option.

                (iii) The expiration of the period of six months after the date of the Optionee's death.

                (iv) The expiration of the Option Period, by the person or persons entitled to do so under the Optionee's will, or, if the Optionee shall fail to make testamentary disposition of said Option, or shall die intestate, by the Optionee's legal representative or representatives.

                (v) The termination of employment of the Optionee with the Company or any Subsidiary for a reason other than those expressed in subparagraphs (ii) and (iii) of this paragraph (c).

        (d) Notwithstanding anything herein to the contrary, no Option granted under the Plan prior to approval of the Plan by the stockholders may be exercised before such approval, and in the event this Plan is disapproved by the stockholders, then any Option granted hereunder shall become null and void.

        (e) Each Option and right granted under this Plan shall by its terms be non-transferable by the Optionee except to their trust, by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order (as defined in the Employee Retirement Income Security Act of 1974, as amended), and each Option or right shall be exercisable during the Optionee's lifetime only by him.
        Notwithstanding the preceding sentence, an Option Agreement may permit an Optionee, at any time prior to his death, to assign all or any portion an Option granted to him to: (i) his spouse or lineal descendant; (ii) the trustee of a trust for the primary benefit of his spouse or lineal descendant; or (iii) a partnership of which his spouse and lineal descendants are the only partners. In such event, the spouse, lineal descendant, trustee or partnership will be entitled to all of the rights of the Optionee with respect to the assigned portion of such Option, and such portion of the Option will continue to be subject to all of the terms, conditions and restrictions applicable to the Option, as set forth herein and in the related
        Option Agreement immediately prior to the effective date of the assignment. Any such assignment will be permitted only if; (i) the Optionee does not receive any consideration therefore; and (ii) the assignment is expressly permitted by the applicable Agreement as approved by the Committee. Any such assignment shall be evidenced by an appropriate written document executed by the Optionee, and a copy thereof shall be delivered to the Company on or prior to the effective date of the assignment.

        (f) The Stock Option Agreement entered into pursuant hereto may contain such other terms, provisions and conditions not inconsistent herewith as shall be determined by the Committee including, without limitation, provisions; (i) requiring the giving of satisfactory assurances by the Optionee that the shares are purchased for investment and not with a view to resale in connection with the distribution of such shares, and will not be transferred in violation of applicable securities laws; (ii) restricting the transferability of such shares during a specific period; and (iii) requiring the resale of such shares to the Company at the Option price if the employment of the Optionee terminates prior to a specified time.

        SECTION 7A. Deferral of Stock Option Gains. Any Optionee who is eligible to participate in the Grand Premier Financial, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 1997 and further amended on March 24, 1997 ("Deferred Compensation Plan"), may make an election with respect to any Option granted to him under the Plan as follows:

        1. An Optionee may elect, with respect to an Option granted to him under the Plan, to defer receipt of a number of shares of Common Stock (and the related Stock Units described below) representing the excess of (a) the number of shares of Common Stock purchased pursuant to the exercise of such Option, over (b) a number of shares of Common Stock with a Fair Market Value (as defined in Section 7) equal to the purchase price of such Option.

        2. A deferral election with respect to an Option pursuant to this section must be made pursuant to a written instrument delivered by the Optionee to the Committee at least 180 days prior to the exercise date of such Option.

        3. An election may be made pursuant to this section only if the purchase price of the applicable Option is paid by the Optionee pursuant to subsection 7(b) by delivering Common Stock acquired by the Optionee at least 180 days prior to the exercise date of such Option.

        4. To implement the exercise of an Option as described in clause 3 above, the Optionee shall provide a notarized statement to the Committee that he is the sole owner of the shares of Common Stock being delivered to pay the purchase price of such Option, and that such shares of Common Stock were acquired at least 180 days prior to the exercise date.

        5. Upon exercise of an Option that is subject to a deferral election pursuant to this section, the Company shall credit the Optionee's Stock Option Deferral Account established under the Deferred Compensation Plan with a number of Stock Units equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause 1 above.

        6. Upon exercise of an Option that is subject to a deferral election pursuant to this section, the Company shall transfer to the Trustee of the Trust Agreement Under the Grand Premier Financial, Inc. Deferred Compensation Plan, dated January 31, 1997 ("Trust Agreement"), a number of newly-issued shares of Common Stock equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause 1 above. Said shares of Common Stock shall be credited to a fully vested account maintained for the Optionee under the Trust Agreement and shall be distributed to the Optionee, or to his beneficiary in the event of his death, pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

        7. An Optionee may make a deferral election with respect to one or more specific Options granted to him under the Plan on or prior to the date of the deferral election, or pursuant to a blanket election applicable to all Options granted to him on or prior to the date of the deferral election and all Options to be granted to him under the Plan after the date of the deferral election.

        8. A deferral election by an Optionee shall be irrevocable with respect to each Option granted to him hereunder on or before the date of his deferral election and that is subject to such deferral election. A deferral election by an Optionee with respect to an Option granted to him on or after the date of his deferral election may be revoked by the Optionee, by written instrument delivered to the Committee at least 180 days prior to the date of exercise of such Option.

        9. All deferred Stock Units and shares of Common Stock shall be held, administered and distributed pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

        10. The provisions of this section shall apply with respect to an Option subject to a deferral election, notwithstanding any other provision of the Plan. However, the other provisions of the Plan shall apply with respect to such Option to the extent not inconsistent with the provisions of this section.

        SECTION 8. Adjustment of Number of Shares. In the event that a dividend shall be declared upon the shares of Common Stock payable in shares of Common Stock, the Number of shares of Common Stock then subject to any Option granted hereunder and the number of shares reserved for issuance pursuant to this Plan but not yet covered by an Option, shall be adjusted by adding to each of such shares the number of shares which would be distributable thereon if such share had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend.
In the event that the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, merger or consolidation then there shall be substituted for each share of Common Stock subject to any such Option and for each share of Common Stock reserved for issuance pursuant to the Plan but not yet covered by an Option, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchanged; provided, however, that in the event that such change or exchange results from a merger or consolidation, and in the judgment of the Committee such substitution cannot be effected or would be inappropriate, or if the Company shall sell all or substantially all of its assets, the Company shall use reasonable efforts to effect some other adjustment of each then outstanding Option which the Committee, in its sole discretion, shall deem equitable. In the event that there shall be any change, other than as specified above in this Section 8, in the number of kind of outstanding shares of Common Stock then if the Committee shall determine that such change equitably requires an adjustment in the number or kind of shares theretofore reserved for issuance pursuant to the Plan but not yet covered by an Option and of the shares of Common Stock then subject to an Option or Options, such adjustment shall be made by the Committee and shall be effective and binding for all purposes of this Plan and of each Stock Option Agreement. In the case of any such substitution or adjustment as provided for in this Section, the Option price in each Stock Option Agreement for each share covered thereby prior to such substitution or adjustment will be the Option price for all shares of stock or other securities which shall have been substitution or adjustment as provided for in the Section, the Option price in each Stock Option Agreement for each share covered thereby prior to such substitution or adjustment will be the Option price for all shares of stock or other securities which shall have been substituted for such shares or to which such share shall have been adjusted pursuant to this Section. No adjustment or substitution provided for in this Section 8 shall require the Company, in any Stock Option Agreement, to sell a fractional share, and the total substitution or adjustment with respect to each Stock Option Agreement shall be limited accordingly.

        SECTION 9. Amendments. This Plan may be terminated or amended from time to time by vote of the Board of Directors, without the approval of the stockholders of the Company to the extent allowed by law; provided, however, that no Plan amendment shall be effective until approved by the stockholders of the Company insofar as stockholder approval thereof is required in order for the Plan to continue to satisfy the requirements of Rule 16b-3 under the 1934 Act.

        No amendment or termination of the Plan shall in any manner affect any Option theretofore granted without the consent of the Optionee, except that the Board of Directors may amend the Plan in a manner that does affect
Options theretofore granted upon a finding by the Board of Directors that such amendment is in the best interest of holders of outstanding Options affected thereby.

        SECTION 10. Change in Control. Notwithstanding the provisions of the Plan or any Option Agreement evidencing Options granted hereunder upon a Change in Control of the Company (as defined below) all outstanding Options shall become fully exercisable and all restrictions thereon shall terminate in order that Optionees may fully realize the benefits thereunder. Further, in addition to the Committee's authority set forth in Section 5, the Committee, as constituted before such Change in Control, is authorized, and has sole discretion, as to any Option, either at the time such Option is granted hereunder or any time thereafter, to take any one or more of the following actions: (a) provide for the purchase of any such Option, upon the Optionee's request, for an amount of cash equal to the difference between the exercise price and the then Fair Market Value of the Common Stock covered thereby had such Option been currently exercisable; (b) make such adjustment to any such Option then outstanding as the Committee deems appropriate to reflect such Change in Control; and (c) cause any such Option then outstanding to be assumed, by the acquiring or surviving corporation, after such Change in Control.

        For purposes of this Plan, a "Change in Control" of the Company shall be deemed to have occurred if or upon:

        (a) The direct or indirect acquisition by a person, corporation or other entity or group (within the meaning of Section 13(d)(3) of the 1934 Act, and the rules and regulations thereunder) thereof (an "Acquirer"), of the beneficial ownership (within the meaning of
        Section 13(d)(1) of the 1934 Act and the rules and regulations thereunder) of shares of the Company which shall result in the Acquirer having more than 20% of the votes that are entitled to be cast at meetings of stockholders of the Company; or

        (b) Continuing Directors cease to comprise a majority of the Board of Directors of the Company (the "Board"), for which purpose a "Continuing Director" shall mean (i) any individual who is (or was) a member of the Board on (or prior to) January 1, 1995, and (ii) any individual who thereafter becomes a member of the Board (A) who is not an Acquirer described in clause (i) above or on affiliate or associate or representative of such Acquirer, and (B) whose nomination for election or election, to the Board is recommended or approved by resolution of a majority of the Continuing Directors then members of the Board, or who was included as a nominee in proxy statement of the Company distributed when a majority of the Board consists of Continuing Directors.

        The Board of Directors may otherwise accelerate the Commencement Date for the Exercise Period (as such terms are defined in the applicable Option Agreement) of an Option or any part thereof at such other times or upon such other occasions, including, but not limited to, anticipation of an event described in Section 6 of the Plan, as the Board of Directors in its sole discretion determines is appropriate.

        SECTION 11. Effective Date. The Plan was adopted by the Board of Directors of the Company on January 26, 1995, and authorized for submission to the stockholders of the Company. If the Plan is approved by the affirmative vote of a majority of the shares of the voting stock of the Company entitled to be voted by the holders of stock represented at a duly held stockholders' meeting, it shall be deemed to have become effective as of January 26, 1995. Options may be granted under the Plan prior, but subject, to approval of the Plan by stockholders of the Company and, in each such case, the date of grant shall be determined without reference to the date of approval of the Plan by the stockholders of the Company.

        SECTION 12. Termination. The Plan shall terminate as of December 31, 2004; provided however, that the Board of Directors may terminate the Plan at any time prior thereto. Termination of the Plan shall not impair any of the rights or obligations under any Option granted under the Plan without the consent of the Optionee.

        SECTION 13. Employment Status. The transfer of employment from the Company to a Subsidiary of the Company, or from a Subsidiary to the Company, or from a Subsidiary to another Subsidiary, shall not constitute a termination of employment for the purpose of the Plan. Options granted under the Plan shall not be affected by any change of status in connection with the employment of the Optionee or by leave of absence authorized by the Company or a Subsidiary.

        SECTION 14. Proceeds from Sale of Stock. Proceeds from the sale of Common Stock issued upon the exercise of Options granted pursuant to the Plan shall be added to the general funds of the Company.

        SECTION 15. Exemption from Liability. The members of the Committee and of the Board of Directors of the Company and each of them, shall be free from all liability, joint or several, for their acts, omissions and conduct, and for the acts, omissions and conduct of their duly constituted agents, in carrying out the responsibilities of said Board of Directors under the Plan, and the Company shall indemnify and save them and each of them harmless from the effects and consequences of their acts, omissions and conduct in their official capacity, except to the extent that such effects and consequences shall result from their own will full misconduct.

        No member of the Committee shall, in the absence of bad faith, be liable for any act or omission with respect to service on the Committee. Service on the Committee shall constitute service as a Director of the Company so that members of the Committee shall be entitled to indemnification pursuant to the Company's Certificate of Incorporation and By-Laws.

        SECTION 16. Right to Repurchase. In the event a person who has acquired Common Stock Pursuant to an Option granted Under the Plan offers to sell shares of such Stock, the Company shall have the first right of purchase. Such person shall make a written offer to the Company and the Company shall have first right of purchase, and if it exercises this right, and so long as its stock is traded over-the-counter, the amount payable for each share of Common Stock shall be the mean of the bid and ask prices as of the most recently published quotation of the bid and ask prices prior to the date of offer to sell as such published quotation is evidenced in the Midwest Edition of The Wall Street Journal for such Stock. If the Company wishes to exercise its right to purchase, the Company must express its decision in a written statement signed by an official representative of the Company and the statement must be delivered to the person offering the Common Stock within two regular business days from the date the person offers to sell the Stock.

        SECTION 17. Governing Laws. The Plan shall be construed, administered and governed in all respects under and by the Laws of the State of Illinois. Each Option Agreement granted under the Plan shall be construed, administered and governed in all respects under and by the laws of the State of Illinois.

        SECTION 18. Adoption by Subsidiaries. Any Subsidiary of the Company may adopt the Plan by means of a resolution of such Subsidiary's board of directors for the benefit of its key employees; provided, however, such adoption must have a prior approval of the Board of Directors of the Company as evidenced by a resolution of the Board.

        SECTION 19. Taxes. At the time of the exercise of any Option, as a condition of the exercise of such Option, the Company may require the Optionee to pay the Company an amount equal to the amount of the tax the Company or any Subsidiary may be required to withhold to obtain a deduction for federal and state income tax purposes as a result of the exercise of such Option by the Optionee or to comply with applicable law.


                                            EXHIBIT 10.5

                                               AMENDED
                                  PREMIER FINANCIAL SERVICES, INC.
                                1988 NON-QUALIFIED STOCK OPTION PLAN


        SECTION 1. Establishment. There is hereby established the 1988 Non-Qualified Stock Option Plan pursuant to which key employees of PREMIER FINANCIAL SERVICES, INC. (The "Company"), a Delaware corporation, and its Subsidiaries may be granted options to purchase shares of common stock of the Company, par value $5.00 per share ("Common Stock").

        SECTION 2. Purpose. The purpose of the Plan is to provide a means whereby key employees of the Company or any Subsidiary may be given the opportunity to purchase stock of the Company under Options. The Plan is intended to advance the interests of the Company by encouraging stock ownership or additional stock ownership by key employees of the Company or any Subsidiary and to advance the interests of the Company by strengthening its ability to hire and retain highly qualified personnel and to give such personnel added incentive.

        SECTION 3. Eligibility. All key employees of the Company or any of its Subsidiaries, who have substantial management responsibilities and are employed at the time of the adoption of this Plan or thereafter, shall be eligible to be granted Options to purchase shares of Common Stock under this Plan. Whether a key employee becomes an Optionee under this Plan shall be determined in accordance with Section 5.

        SECTION 4. Number of Shares Covered by Options. The total number of shares which may be issued and sold pursuant to Options granted under this Plan shall be 100,000 shares of the Company's Common Stock. The Stock to be optioned under the Plan may be either authorized and unissued shares or issued shares which shall have been reacquired by the Company. Such shares are subject to adjustment in accordance with the provisions of
Section 7 hereof. The shares involved in the unexercised portion of any terminated or expired Options under the Plan may again be Optioned under the Plan.

        SECTION 5. Granting of Options. Subject to the provisions of this Plan, the Bord of Directors of the Company ("Board of Directors") may, within ten years from the date this Plan is adopted from time to time grant options to any key employee ("Optionee") for such number of shares of Common Stock and upon such terms and conditions as in the judgment of the Board of Directors shall be desirable. Nothing contained in this Plan shall be deemed to give any employee any right to be granted an option to purchase shares of Common Stock except to the extent and upon such terms and conditions as may be determined by the Board of Directors. The vote of any person who is eligible for an option pursuant to Sectin 3 of the Plan shall not be counted in calculating the total number of Directors of the Company voting in favor of or against any matter relating to any option granted or to be granted hereunder to such person.

        SECTION 6. Terms of Options. Each Option granted under this Plan shall be evidenced by an agreement ("Stock Option Agreement") which shall be executed by the President of the Company and by the employee to whom such Option is granted, and shall be subject to the following terms and conditions:

        (a) The price at which each share of Common Stock covered by each option may be purchased shall be determined in each case on the date of grant by the Board of Directors, but shall not be less than the fair market value of shares of Common Stock at the time the option is granted. For purposes of this Section, the fair market value of shares of Common Stock on any day shall be the bid price of a share of Common Stock the over-the-counter market as reported on the date of grant in the Midwest Edition of The Wall Street Journal, or, if there is no sale in the ove-the-counter market on such day, such fair market value shall be the average of (i) the bid price on the day immediately preceding such day on which there was a sale and (ii) the bid price on the day next succeeding such day on which there is a sale, or as otherwise determined by the Board of Directors in its discretion.

        (b) The option price of the shares to be purchased pursuant to each option shall be paid in full in cash at the time of the exercise of the option and prior to the issuance of any Stock purchased pursuant thereto.

        (c) Each Stock Option Agreement shall provide that such Option may be exercised by the Optionee in such parts and at such times as may be specified in such Agreement. Any Option granted hereunder shall expire not later than the first to occur of the following:

                (i) The expiration of ten years from the date such Option is granted (hereinafter called the "Option Period").

                (ii)   The expiration of three months after the date of either:
                (A) the retirement of the Optionee under any retirement plan of the Company or any Subsidiary; or (B) the termination of the employment of the Optionee with the Company or any Subsidiary due to total and permanent disability. The Board of Directors of the Company may provide by resolution, however, that any terms of this subparagraph (ii) of paragraph (c) shall not apply to any Option or portion of an Option.

                (iii) The expiration of the period of six months after the date of the Optionee's death.

                (iv) The expiration of the Option Period, by the person or persons entitled to do so under the Optionee's will, or, if the Optionee shall fail to make testamentary disposition of said Option, or shall die intestate, by the Optionee's legal representative or representatives.

                (v) The termination of employment of the Optionee with the Company or any Subsidiary for a reason other than those expressed in subparagraphs (ii) and (iii) of this paragraph (c).

        (d) Notwithstanding anything herein to the contrary, no Option granted under the Plan prior to approval of the Plan by the stockholders may be exercised before such approval, and in the event this Plan is disapproved by the stockholders, then any Option granted hereunder shall become null and void.

        (e) Each option and right granted under this Plan shall by its terms be non-transferable by the Optionee except to their trust, or by will or by the laws of descent and distribution, and each option or right shall be exercisable during the Optionee's lifetime only by him.

        (f) The Stock Option Agreement entered into pursuant hereto may contain such other terms, provisions and conditions not inconsistent herewith as shall be determined by the Board of Directors including, without limitation, provisions; (i) requiring the giving of satisfactory assurances by the Optionee that the shares are purchased for investment and not with a view to resale in connection with the distribution of such shares, and will not be transferred in violation of applicable securities laws; (ii) restricting the transferability of such shares during a specific period; and (iii) requiring the resale of such shares to the Company at the Option price if the employment of the Optionee terminates prior to a specified time.

        SECTION 6A. Deferral of Stock Option Gains. Any Optionee who is eligible to participate in the Grand Premier Financial, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 1997 and further amended on March 24, 1997 ("Deferred Compansation Plan"), may make an election with respect to any option granted to him under the Plan as follows:

        1. An Optionee may elect, with respect to an option granted to him under the Plan, to defer receipt of a number of shares of Common Stock and the related Stock Units described below) representing the excess of (a) the number of shares of Common Stock purchased pursuant to the exercise of such option, over (b) a number of shares of Common Stock with a Fair Market Value (as defined in Section 6) equal to the option price of such option.

        2. A deferral election with respect to an option pursuant to this section must be made pursuant to a written instrument delivered by the Optionee to the Company at least 180 days prior to the exercise date of such option.

        3. An election may be made pursuant to this section only if the option price of the applicable option is paid by the Optionee pursuant to subsection 6(b) by delivering Common Stock acquired by the Optionee at least 180 days prior to the exercise date of such option.

        4. To implement the exercise of an option as described in clause 3 above, the Optionee shall provide a notarized statement to the Company that he is the sole owner of the shares of Common Stock being delivered to pay the option price of such option, and that such shares of Common Stock were acquired at least 180 days prior to the exercise date.

        5. Upon exercise of an option that is subject to a deferral election pursuant to this section, the Company shall credit the Optionee's Stock Optio Deferral Account established under th Deferred Compensation Plan with a number of Stock Units equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause
        1 above.

        6. Upon exercise of an option that is subject to a deferral election pursuant to this section, the Company shall transfer to the Trustee of the Trust Agreement Under the Grand Premier Financial, Inc. Deferred Compensation Plan, dated January 31, 1997 ("Trust Agreement"), a number of newly-issued shares of Common Stock equal to the number of shares of Common Stock whose receipt is deferred pursuant to clause 1 above. Said shares of Common Stock shall be credited to a fully vested account maintained for the Optionee under the Trust Agreement and shall be distributed to the Optionee, or to his beneficiary in the event of his death, pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

        7. An Optionee may make a deferral election with respect to one or more specific options granted to him under the Plan on or prior to the date of the deferral election, or pursuant to a blanket election applicable to all options granted to him on or prior to the date of the deferral election and all options to be granted to him under the Plan after the date of the deferral election.

        8. A deferral election by an Optionee shall be irrevocable with respect to each option granted to him hereunder on or before the date of his deferral election and that is subject to such deferral election. A deferral election by an Optionee with respect to an option granted to him on or after the date of his deferral election may be revoked by the Optionee, by written instrument delivered to the Company at least 180 days prior to the date of exercise of such option.

        9. All deferred Stock Units and shares of Common Stock shall be held, administered and distributed pursuant to the terms of the Deferred Compensation Plan and the Trust Agreement.

        10. The provisions of this section shall apply with respect to an option subject to a deferral election, notwithstanding any other provision of the Plan. However, the other provisions of the Plan shall apply with respect to such option to the extent not inconsistent with the provisions of this section.

        SECTION 7. Adjustment of Number of Shares. In the event that a dividend shall be declared upon the shares of Common Stock payable in shares of Common Stock, the Number of shares of Common Stock then subject to any Option granted hereunder and the number of shares reserved for issuance pursuant to this Plan but not yet covered by an Option, shall be adjusted by adding to each of such shares the number of shares which would be distributable thereon if such share had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend.
In the event that the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, merger or consolidation then there shall be substituted for each share of Common Stock subject to any such Option and for each share of Common Stock reserved for issuance pursuant to the Plan but not yet covered by an Option, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchanged; provided, however, that in the event that such change or exchange results from a merger or consolidation, and in the judgment of the Board of Directors such substitution cannot be effected or would be inappropriate, or if the Company shall sell all or substantially all of its assets, the Company shall use reasonable efforts to effect some other adjustment of each then outstanding Option which the Board of Directors, in its sole discretion, shall deem equitable. In the event that there shall be any change, other than as specified above in this Section 7, in the number of kind of outstanding shares of Common Stock then if the Board of Directors shall determine that such change equitably requires an adjustment in the number or kind of shares theretofore reserved for issuance pursuant to the Plan but not yet covered by an Option and of the shares of Common Stock then subject to an Option or Options, such adjustment shall be made by the Board of Directors and shall be effective and binding for all purposes of this Plan and of each Stock Option Agreement. In the case of any such substitution or adjustment as provided for in this Section, the Option price in each Stock Option Agreement for each share covered thereby prior to such substitution or adjustment will be the option price for all shares of stock or other securities which shall have been substituted for such shares or to which such share shall have been adjusted pursuant to this Section. No adjustment or substitution provided for in this Section 7 shall require the Company, in any Stock Option Agreement, to sell a fractional share, and the total substitution or adjustment with respoect to each Stock Option Agreement shall be limited accordingly.

        SECTION 8. Administration. The Board of Directors of the Company shall interpret the Plan and may prescribe, amend and rescind rules and regulations relating to the Plan by majority vote of those Directors who are disinterested parties to the Plan. In addition to determining the terms and conditions of the respective Option Agreements it shall make all other determinations deemed necessary or advisable for the administration of the Plan; provided, that any such determination shall not be inconsistent with the provisions of this plan.

        SECTION 9. Amendments. This plan may be terminated or amended from time to time by vote of the Board of Directors; provided, however, that no amendment which shall increase the total number of shares which may be issued and sold pursuant to options granted under this Plan, nor any amendment that materially modifies the requirements contained in SECTION 3.

Eligibility hereof, shall be effective without the approval of stockholders.

        SECTION 10. Effective Date and Stockholder Approval. The Plan becomes initially effective upon adoption by the Board of Directors of the Company, subject, however, to approval at the next annual meeting of the stockholders, or at any prior meeting of the stockholders at which the Plan is submitted for approval.

        SECTION 11. Termination. The Plan shall terminate as of January 28, 1998; provided however, that the Board of Directors may terminate the Plan at any time prior thereto. Termination of the Plan shall not impair any of the rights or obligations under any Option granted under the Plan without the consent of the Optionee.

        SECTION 12. Employment Status. The transfer of employment from the Company to a Subsidiary of the Company, or from a Subsidiary to the Company, or from a Subsidiary to another Subsidiary, shall not constitute a termination of employment for the purpose of the Plan. Options granted under the Plan shall not be affected by any change of status in connection with the employment of the Optionee or by leave of absence authorized by the Company or a Subsidiary.

        SECTION 13. Proceeds from Sale of Stock. Proceeds from the sale of Stock issued upon the exercise of Options granted pursuant to the Plan shall be added to the general funds of the Company.

        SECTION 14. Exemption from Liability. The members of the Board of Directors of the Company and each of them, shall be free from all liability, joint or several, for their acts, omissions and conduct, and for the acts, omissions and conduct of their duly constituted agents, in carrying out the responsibilities of said Board of Directors under the Plan, and the Company shall indemnify and save them and each of them harmless from the effects and consequences of their acts, omissions and conduct in their official capacity, except to the extent that such effects and consequences shall result from their own will full misconduct.

        SECTION 15. Right to Repurchase. In the event a person who has acquired Common Stock Pursuant to an Option granted Under the Plan offers to sell shares of such Stock, the Company shall have the first right of purchase. Such person shall make a written offer to the Company and the Company shall have first right of purchase, and if it exercises this right, and so long as its stock is traded over-the-counter, the amount payable for each share of Stock shall be the mean of the bid and ask prices as of the most recently published quotation of the bid and ask prices prior to the date of offer to sell as such published quotation is evidenced in the Midwest Edition of The Wall Street Journal for such Stock. If the Company wishes to exercise its right to purchase, the Company must express its decision in a written statement signed by an official representative of the Company and the statement must be delivered to the person offering the Stock within two regular business days from the date the person offers to sell the Stock.

        SECTION 16. Governing Laws. The Plan shall be construed, administered and governed in all respects under and by the Laws of the State of Illinois. Each Option Agreement granted under the Plan shall be construed, administered and governed in all respects under and by the laws of the State of Illinois.

        SECTION 17. Date by Adoption. This Plan was adopted by the Board of Directors of the Company on January 28, 1988, which is the efective date of the Plan.

        SECTION 18. Adoption of Subsidiaries. Any subsidiary of the Company may adopt the plan by means of a resolution of such subsidiary's board of directors for the benefit of its key employees; provided, however, such adoption must have a prior approval of the Board of Directors of the Company as evidenced by a resolution of the Board.


                                             EXHIBIT 13


1997 Annual Report
Grand Premier Financial, Inc.



Contents




Corporate Message to the Shareholders                            1

Independent Auditors' Report                                     2

Consolidated Balance Sheets                                      3

Consolidated Statements of Earnings                              4

Consolidated Statements of Cash Flows                            5

Consolidated Statements of Changes in
  Stockholders' Equity                                           7

Notes to Consolidated Financial Statements                       8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 25

Supplementary Business and Stock Information                    36

Five Year Summary of Selected Financial Data                    37

Board of Directors and Executive Officers                       38















                            Corporate Message to Shareholders


Although our roots go back a long way, 1997 was our first full year as Grand Premier Financial, Inc (GPFI). During 1997, the company focused its efforts on an aggressive plan to expand our catalogue of financial services while combining all of our offices under the Grand National Bank name. The plan involved converting to one computer and customer service platform, adopting common products and pricing, establishing common job descriptions and expectations, and setting service standards for the company, all with a goal of improving operating efficiency and providing value added service to our customers. We have essentially completed this aggressive plan and look forward to the benefits these changes and improvements should afford.

We are particularly pleased with the marketplace acceptance of our company. The closing market price for GPFI at year end 1997 was $14.25 per share, up from $10.00 per share at year end 1996. That increase represents a value improvement of over 40% for the year.

Our entire organization heads into 1998 with an optimistic outlook. With most of the combining of our systems complete, we can focus our efforts on customers and markets we serve. Our staff is excited about having the combination work behind us and being able to concentrate on taking exceptional care of our customers.

Your Company realized an improvement in earnings in 1997. Net earnings for the year totaled just under $17.0 million, or $.80 per diluted share, a 27.4% increase over the $13.3 million, or $.62 per diluted share earned in 1996.

Thank you for your support. We will continue to work hard to merit your confidence in us.



/s/ Richard L. Geach
Richard L. Geach, Chairman of the Board and
Chief Executive Officer


/s/ Robert W. Hinman
Robert W. Hinman, President and Chief Operating Officer


/s/ David L. Murray
David L. Murray, Senior Executive Vice President and
Chief Financial Officer



                                    Independent Auditors' Report


The Board of Directors
Grand Premier Financial, Inc.

        We have audited the accompanying consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Premier Financial, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

        We previously audited and reported on the consolidated statements of earnings, changes in stockholders' equity and cash flows of Premier Financial Services, Inc. for the year ended December 31, 1995, prior to their restatement for the 1996 pooling of interests. The contribution of Premier Financial Services, Inc. and subsidiaries to stockholders' equity, interest income and net income represented 39.8%, 40.8%, and 36.8% of the respective restated totals for the year ended December 31, 1995. Separate consolidated financial statements of the other company included in the December 31, 1995 restated consolidated statements of earnings, changes in stockholders' equity and cash flows for the year ending December 31, 1995 were audited separately by other auditors whose report thereon dated January 31, 1996, expressed an unqualified opinion on those statements.

        We also audited the combination of the accompanying consolidated statements of earnings, changes in stockholders' equity and cash flows for the year ended December 31, 1995 after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.


KPMG Peat Marwick LLP

Chicago, Illinois
January 27, 1998


                                     Consolidated Balance Sheets

                                     December 31, 1997 and 1996
                                (000's omitted except per share data)

                                                      1997          1996
Assets
  Cash & non-interest bearing deposits          $   63,502    $   49,441
  Interest bearing deposits                            159         3,114
  Federal funds sold                                     -        13,400
    Cash and cash equivalents                       63,661        65,955

  Securities available for sale, at fair value     454,400       535,687
  Securities purchased under agreement to resell    19,922         4,405
  Loans                                          1,028,863       966,324
    Less: Unearned discount                           (991)         (842)
          Allowance for possible loan losses       (15,404)      (10,116)
      Net loans                                  1,012,468       955,366

  Bank premises & equipment                         35,154        33,321
  Excess cost over fair value
    of net assets acquired                          16,885        18,489
  Accrued interest receivable                       12,994        12,264
  Other assets                                      30,896        17,051
        Total assets                            $1,646,380    $1,642,538


Liabilities & stockholders' equity
  Non-interest bearing deposits                 $  187,943    $  211,015
  Interest bearing deposits                      1,142,588     1,206,379
    Deposits                                     1,330,531     1,417,394

  Short-term borrowings                             47,598        23,486
  Long-term borrowings                              70,000        30,000
  Other liabilities                                 25,736        13,569
      Liabilities                               $1,473,865    $1,484,449

Stockholders' equity
  Preferred stock - $1 par value, 2,000,000
    shares authorized:
    Series B convertible, $1,000 stated value,
      8.00%, 7,250 shares authorized,
      issued and outstanding                         7,250        7,250
    Series C perpetual, $1,000 stated value,
      8.00%, 2,000 shares authorized,
      issued and outstanding                         2,000        2,000

  Common stock - $.01 par value
    No. of Shares   1997        1996
    Authorized   30,000,000  30,000,000
    Issued       20,002,563  19,983,679
    Outstanding  20,002,563  19,983,679                200          200
  Surplus                                           49,735       49,670
  Retained earnings                                 98,781       89,154
  Unrealized gain on securities available
    for sale, net of tax                            14,549        9,815
    Stockholders' Equity                           172,515      158,089
       Total liabilities & stockholders' equity $1,646,380   $1,642,538


See accompanying notes to consolidated financial statements.


                                 Consolidated Statements of Earnings

                            Years ended December 31, 1997, 1996 and 1995
                                (000's omitted except per share data)

                                              1997       1996       1995
Interest income
Interest & fees on loans                  $ 90,192   $ 79,816   $ 73,108
Interest & dividends on
  investment securities:
    Taxable                                 21,873     26,514     27,680
    Exempt from federal income tax           7,771      7,142      6,880
Other interest income                          785        898      1,114
        Interest income                    120,621    114,370    108,782

Interest expense
Interest on deposits                        52,266     52,258     48,248
Interest on short-term borrowings            2,404      3,482      4,845
Interest on long-term borrowings             2,496        818        448
        Interest expense                    57,166     56,558     53,541

Net interest income                         63,455     57,812     55,241
Provision for possible loan losses           9,700      2,875      1,435
Net interest income after provision
 for possible loan losses                   53,755     54,937     53,806

Other income
Service charges on deposits                  5,715      5,732      5,322
Trust fees                                   3,207      2,875      2,928
Investment securities gains, net             7,669      3,838      4,046
Other operating income                       4,504      5,271      4,879
        Other income                        21,095     17,716     17,175

Other expenses
Salaries                                    20,052     21,972     19,424
Pension, profit sharing & other
 employee benefits                           4,149      4,643      4,674
Net occupancy of bank premises               4,686      4,676      4,544
Furniture & equipment                        3,772      3,050      2,773
Federal deposit insurance premiums             161         95      1,455
Write-down of real estate held for
 development                                     -      2,506          -
Other                                       17,392     17,109     14,926
        Other expenses                      50,212     54,051     47,796

Earnings before income taxes                24,638     18,602     23,185
Income tax expense                           7,668      5,285      6,156
Net earnings                              $ 16,970   $ 13,317   $ 17,029

Earnings per share
  Basic                                       $.81       $.62       $.80
  Diluted                                     $.80       $.62       $.79

See accompanying notes to consolidated financial statements.



                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1997, 1996 and 1995
                                           (000's omitted)

                                                1997      1996      1995

Cash flows from operating activities:
Net earnings                                $ 16,970  $ 13,317  $ 17,029

Adjustments to reconcile net earnings to
 net cash from operating activities:
Amortization net, related to:
 Investment securities                         1,034     1,260     2,212
 Excess of cost over net assets acquired       1,604     1,738     1,592
 Other                                           771      (133)      357
Depreciation                                   3,569     3,059     3,197
Provision for possible loan losses             9,700     2,875     1,435
Write-down of real-estate
 held for development                              -     2,506         -
Gain on sale related to:
 Investment securities                        (7,669)   (3,838)   (4,046)
 Loans sold to secondary market                 (264)     (185)     (222)
Loans originated for sale                    (29,567)  (38,163)  (26,565)
Loans sold to secondary market                29,567    38,163    26,565
Deferred income tax expense                   (4,425)   (5,165)   (5,478)
Change in:
 Other assets                                (13,248)     (932)   (2,054)
 Other liabilities                            11,966     1,473     1,453
Net cash from operating activities            20,008    15,975    15,475

Cash flows from investing activities:
Purchase of securities held to maturity            -         -    (8,888)
Purchase of securities available for sale (116,304) (304,580) (342,354) Proceeds from:
 Maturities of securities held to maturity         -         -    11,550
 Maturities of securities available for sale 104,225   227,389   164,060
 Sales of securities available for sale      107,833   142,485   178,984
Net increase in loans                        (67,055)  (92,395) (114,298)
Purchase of bank premises & equipment         (5,656)   (4,224)   (2,549)
Increase in securities under
  resale agreements                          (15,517)   (4,405)        -
Net cash from investing activities             7,526   (35,730) (113,495)

Cash flows from financing activities:
Net increase  (decrease) in:
 Deposits                                    (86,863)   65,737    86,262
 Short term borrowings                        24,112   (64,746)    5,385
 Long term borrowings                         40,000    18,412     5,850
Purchase of treasury stock                         -         -    (1,374)
Reissuance of treasury stock                       -         -       149
Exercised stock options                           65       330        51
Redemption of preferred stock                      -    (5,000)        -
Cash paid out for fractional shares                -        (4)        -
Cash dividends paid                           (7,142)   (6,322)   (4,864)
Net cash from financing activities           (29,828)    8,407    91,459

Decrease in cash and cash equivalents         (2,294)  (11,348)   (6,561)
Cash and cash equivalents, beginning of year  65,955    77,303    83,864
Cash and cash equivalents, end of year      $ 63,661  $ 65,955  $ 77,303


See accompanying notes to consolidated financial statements.


                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1997, 1996 and 1995
                                             (continued)
                                           (000's omitted)


Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest                                    $ 57,367  $ 56,926  $ 51,572
Income taxes                                  11,911    10,526    10,858

Non-cash activities:
Investment securities transferred to
   securities available for sale                   -         -   111,356
Loans transferred to other real
 estate owned                                    986       988       438
Land transferred to other assets                   -     1,803         -



See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995
(000's omitted except per share data)

                                                                                Unrealized
                                                                               Gain (Loss)
                                                                             on Securities
                                                                                 Available
                                  Preferred   Common              Retained        for Sale   Treasury
                                      Stock    Stock    Surplus   Earnings      Net of Tax      Stock      Total

 Balance January 1, 1995           $14,250     $201    $50,666    $69,979         $(7,813)     $(149)  $127,134

 Net earnings                                                      17,029                                17,029
 Cash dividends on
   common stock ($.19 per share)                                   (3,743)                               (3,743)
 Cash dividends preferred stock                                    (1,106)                               (1,106)
 Exercised stock options                                    51                                               51
 Change in unrealized gain
   (loss) on securities
   available for sale,
   net of tax                                                                      17,863                17,863
 Purchase and retirement of
   common stock                                  (2)    (1,372)                                          (1,374)
 Treasury stock reissuance                                                                       149        149

 Balance December 31, 1995         $14,250     $199    $49,345    $82,159         $10,050       $  0   $156,003

 Net earnings                                                      13,317                                13,317
 Cash dividends on
   common stock ($.27 per share)                                   (5,382)                               (5,382)
 Cash dividends preferred stock                                      (940)                                 (940)
 Exercised stock options                          1        329                                              330
 Change in unrealized gain
   (loss) on securities
   available for sale,
   net of tax                                                                        (235)                 (235)
 Redemption of Series A
   preferred stock                  (5,000)                                                              (5,000)
 Cash paid out for
   fractional shares                                        (4)                                              (4)

 Balance December 31, 1996         $ 9,250     $200    $49,670    $89,154         $ 9,815       $  0   $158,089

 Net earnings                                                      16,970                                16,970
 Cash dividends on
   common stock ($.33 per share)                                   (6,603)                               (6,603)
 Cash dividends preferred stock                                      (740)                                 (740)
 Exercised stock options                                    65                                               65
 Change in unrealized gain
   (loss) on securities
   available for sale,
   net of tax                                                                       4,734                 4,734

 Balance December 31, 1997         $ 9,250     $200    $49,735    $98,781         $14,549       $  0   $172,515






See accompanying notes to consolidated financial statements.

                             Notes to Consolidated Financial Statements
                                  December 31, 1997, 1996 and 1995


1.   Summary of significant accounting policies

Nature of operations
Grand Premier Financial, Inc. (the "Company") is a registered bank holding company organized in 1996 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. The Company's markets are throughout northern Illinois.

Principals of presentation
The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the financial information of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated.

Securities available for sale
Securities classified as securities available for sale are carried at fair value with unrealized gains and losses, net of income taxes excluded from earnings and reported as a separate component of stockholders' equity. Gains or losses on sale of securities are determined on the basis of specific identification.

Investments held-to-maturity
Investments held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts on the level yield method over the life of the security. Management has the positive intent and ability to hold these investment securities to maturity. The Company has no investments designated as held-to-maturity at December 31, 1997 and 1996.

Loans
Loans are stated at face value less unearned discounts. Interest income on loans not discounted is computed on the principal balance outstanding. Interest income on discounted loans is computed on a basis which results in an approximate level rate of return over the term of the loan.
Accrual of interest is discontinued on a loan when management believes that the borrower's financial condition is such that collection of interest is doubtful.

Impaired loans
Impaired loans are loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral. A loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. The Company defines "minimum delay" as past due less than 90 days. Large groups of homogeneous loans such as real estate-residential and other loans are collectively evaluated for impairment.

Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed
"collateral dependent." A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

The Company applies the measurement methods described above to loans on a loan-by-loan basis. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on evaluation of the financial strength of the borrower and the fair market value of the collateral. Restructured loans are impaired loans in the year of restructuring; thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms.

Impaired loans are charged-off when an impaired loan, or a portion thereof, is considered uncollectible or the collateral is transferred to foreclosed properties.

Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt.


Allowance for possible loan losses
The allowance for possible loan losses is increased by provisions charged to expense and recoveries on loans previously charged off, and reduced by loans charged off in the period. The allowance is based on past loan loss experience, management's evaluation of the loan portfolio considering current economic conditions and such other factors, which, in management's best judgement, deserve current recognition in estimating loan losses. Regulatory examiners may require the Company to recognize additions to the allowances based upon their judgments about information available to them at the time of their examination.

Bank premises and equipment
Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed by the straight line method for furniture and equipment and both the straight line method and the declining balance method for buildings based on the estimated useful lives of the assets. Rates of depreciation are based on the following: buildings 31-40 years and equipment 3-15 years. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are reflected as expense when incurred.

Excess cost over fair value of net assets acquired
The excess cost over fair value of net assets acquired is being amortized over 25 years for acquisitions prior to 1985, and over 15 years for acquisitions subsequent to that date using the straight line method.

Income taxes
The Company and its subsidiaries file consolidated federal and state income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings per share
In 1997, the Company adopted SFAS No. 128, "Earnings per share". Under SFAS No. 128, basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock. Earnings per share amounts for the years ended December 31, 1996 and 1995 have been restated.

Cash and noninterest bearing deposits
Cash and noninterest bearing deposits include reserve balances that the Company's subsidiary bank is required to maintain with the Federal Reserve Bank of Chicago. These required reserves are based principally on deposits outstanding. The average reserves required for the years ended December 31, 1997 and 1996 were $8,140,000 and $5,327,000, respectively.

Basis of presentation
Certain amounts for 1995 and 1996 have been reclassified to conform to the 1997 presentation.

2.  Merger
The merger of Northern Illinois Financial Corporation ("Northern Illinois") and Premier Financial Services, Inc. ("Premier") with and into the Company was consummated on August 22, 1996 and was accounted for as a pooling of interests. Each outstanding share of Northern Illinois and Premier common stock was converted into 4.25 shares and 1.116 shares of the Company common stock, respectively. Total shares issued of the Company's common stock was 19,940,181. Each of the 7,250 shares of Premier Series B Preferred Stock was converted into one share of Grand Premier Series B Preferred Stock, and each of the 2,000 shares of Premier Series D Preferred Stock was converted into one share of Grand Premier Series C Preferred Stock. All financial statements and information prior to the merger date have been restated to reflect the merger. The table below reconciles total assets, net income and net income per common share previously reported by Northern Illinois and Premier to the data reported in the restated consolidated statements.

December 31, 1995
Total assets (in thousands):
   Northern Illinois Financial Corporation         $  954,454
   Premier Financial Services, Inc.                   670,219

           Restated                                $1,624,673

Net Income (in thousands):
   Northern Illinois Financial Corporation            $10,767
   Premier Financial Services, Inc.                     6,262

           Restated                                   $17,029

Net Income per common share:
   Northern Illinois Financial Corporation              $3.62
   Premier Financial Services, Inc.                       .77

           Restated: Basic                                .80
                     Diluted                              .79


3.  Securities available for sale

The amortized cost and approximate fair value of securities available for sale at December 31, 1997 are as follows (in thousands):

                                             Gross      Gross Approximate
                              Amortized Unrealized Unrealized        Fair
                                   Cost      Gains     Losses       Value

U.S. Treasury obligations     $ 68,241     $   425    $   (18)   $ 68,648
U.S. Government agencies        25,873         158        (38)     25,993
Obligations of state &
  political subdivisions       143,345       5,427        (30)    148,742
Corporate debt securities        6,594          38         (2)      6,630
Mortgage-backed securities     164,048       1,756       (216)    165,588
Equity securities               22,374      16,425          -      38,799
                              $430,475     $24,229    $  (304)   $454,400


The amortized cost and approximate fair value of securities available for sale at December 31, 1996 are as follows (in thousands):

                                             Gross      Gross Approximate
                              Amortized Unrealized Unrealized        Fair
                                   Cost      Gains     Losses       Value

U.S. Treasury obligations     $ 79,067     $   256    $  (419)   $ 78,904
U.S. Government agencies        55,495         177       (702)     54,970
Obligations of state &
  political subdivisions       132,223       3,234       (824)    134,633
Debt securities issued by
  foreign institutions               5           -          -           5
Corporate debt securities       14,817          34        (40)     14,811
Mortgage-backed securities     215,655       1,217     (1,869)    215,003
Equity securities               22,332      15,029          -      37,361
                              $519,594     $19,947    $(3,854)   $535,687


The amortized cost and fair value of securities available for sale as of December 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)                                      Approximate
                                        Amortized          Fair
                                             Cost         Value
Due in one year or less                  $ 58,927      $ 59,088
Due after one year through five years      63,104        64,648
Due after five years through ten years     25,161        26,224
Due after ten years                        96,861       100,053
Mortgage-backed and equity securities     186,422       204,387
                                         $430,475      $454,400

During 1997, proceeds from sales of securities available for sale were $107,833,000. Gross gains of $8,835,000 and gross losses of $1,166,000 were realized on those sales. During 1996, proceeds from sales of securities available for sale were $142,485,000. Gross gains of $4,389,000 and gross losses of $551,000 were realized on those sales. Proceeds from sales of securities available for sale during 1995 were $178,984,000. Gross gains of $4,766,000 and gross losses of $720,000 were realized on those sales.

On December 31, 1997, securities with a carrying value of approximately $226,619,000 were pledged to secure funds and trust deposits and for other purposes as required or permitted by law.

4.  Loans
The following is a summary of loans by major classification as of December 31, 1997 and 1996 (in thousands):


                                          1997          1996
Commercial, financial and
  agricultural loans                $  231,707        $229,700
Real estate-construction loans          50,186          42,772
Real estate-mortgage loans             631,069         625,364
Loans to individuals                   115,901          68,488
                                    $1,028,863        $966,324

The Company serviced loans for others totaling $100,996,000, $87,983,000, and $127,747,000 as of December 31, 1997, 1996 and 1995, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were approximately
$213,000 and $87,000 at December 31, 1997 and 1996, respectively.

A summary of changes in the allowance for possible loan losses for the three years ended December 31 is as follows (in thousands):

                                       1997       1996       1995
Balance beginning of year           $10,116    $ 9,435    $ 9,738
Recoveries                              915        572      1,116
Provision for possible loan losses    9,700      2,875      1,435
                                     20,731     12,882     12,289
Less:loans charged off                5,327      2,766      2,854
  Balance end of year               $15,404    $10,116    $ 9,435

The recorded investment of impaired loans at December 31, 1997 and 1996 was $6,223,000 and $4,718,000, respectively. The recorded investment in loans for which an impairment has been recognized was $1,320,000 and $982,000 and the related allowance for possible loan losses was $528,000 and $543,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997, 1996 and 1995 was $4,085,000, $5,475,000 and $6,927,000, respectively. Interest income recognized on impaired loans during 1997, 1996 and 1995 was $355,000, $188,000 and $284,000, respectively.

As of December 31, 1997, 1996 and 1995, the outstanding balance of nonaccrual loans was approximately $6,223,000, $4,718,000 and $6,118,000, respectively. Had interest on such loans been accrued, interest and fees on loans in the accompanying consolidated statements of earnings would have been greater by approximately $240,000, $369,000 and $643,000 in 1997, 1996 and 1995, respectively.

The Company's subsidiary bank makes loans to its executive officers, directors, principal holders of the Company's equity securities and to associates of such persons. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk. The following is a summary of activity with respect to such loans for the latest fiscal year (in thousands):

    Balance, January 1, 1997     $15,549
    New loans                      3,732
    Less repayments                9,758
    Balance, December 31, 1997   $ 9,523


5.  Bank premises and equipment
Bank premises and equipment are recorded at cost less accumulated depreciation as follows (in thousands):


                                           1997       1996
    Land, buildings and improvements    $43,590    $41,030
    Furniture, fixtures and equipment    22,691     17,798
                                         66,281     58,828
    Less accumulated depreciation        31,127     25,507
                                        $35,154    $33,321


6. Short-term borrowings and securities sold under agreements to repurchase

Following is a summary of short-term borrowings and securities sold under agreements to repurchase at December 31, 1997 and 1996 (in thousands):

                                                    1997          1996
 Federal funds purchased                         $33,000       $     -
 Securities sold under agreements to repurchase   14,598        23,486
                                                 $47,598       $23,486

At December 31, 1997, the Company had an unused line of credit of $20,000,000 maturing January, 1999. The line bears interest at the option of the Company of prime rate floating or fixed at one month, two month, three month or six month periods at LIBOR plus 1 3/4%. The note agreement contains certain restrictive covenants. The Company was in compliance with such covenants at December 31, 1997.

At December 31, 1997 and 1996, there were no material amounts of assets at risk with any one customer under agreements to repurchase securities sold. At December 31, 1997 and 1996 securities sold under agreements to repurchase are summarized as follows (in thousands):

                                       Weighted
                                        Average    Collateral  Collateral
                         Repurchase    Interest          Book      Market
                          Liability        Rate         Value       Value
1997
Demand                      $10,246       3.83%       $12,863     $12,913
Term                          4,352       5.80          5,202       5,252
                            $14,598       4.42%       $18,065     $18,165

1996
Demand                      $16,857       3.83%       $12,370     $12,333
Term                          6,629       5.61          7,496       7,543
                            $23,486       4.33%       $19,866     $19,876


7.  Long-Term Borrowings
At December 31, 1997 and 1996, long-term borrowings consisted of the following (in thousands):

                                                   1997             1996

FHLB advances, 5.85%, interest payable
 monthly, due December 20, 1999                 $ 5,000           $ 5,000
FHLB advances, 6.54%, interest payable
 monthly, due August 23, 2000                     5,000             5,000
FHLB advances, 6.75%, interest payable
 monthly, due July 2, 2001                        5,000             5,000
FHLB advances, 6.24%, interest payable
 monthly, due November 6, 2001                   15,000            15,000
FHLB advances, 5.97%, interest payable
 monthly, due October 7, 2002                    40,000                 -

                                                $70,000           $30,000

Advances from the Federal Home Loan Bank are collateralized by a blanket lien on the Company's loans secured by first liens on 1-4 family residential properties.

8.  Employee benefit plans
The Company has a savings and stock plan for officers and employees. Company contributions to the plan are discretionary. The plan includes provisions for employee contributions which are considered tax-deferred under Section 401(k) of the Internal Revenue Code. Total expense was $697,000 for 1997, $886,000 for 1996 and $880,000 for 1995.

The Company has a stock option plan for key employees. Options are granted at the fair market value of the stock at the grant date. Options vest at the rate of 20% of granted shares at the end of each year in the succeeding five year period after the grant date, with the exception of 120,000 options granted in 1996 which vest ratably over a three year period beginning September 23, 1997. The plan provides for adjusting the total number of shares of common stock that may be available for options under the Plan on January 1, of each calendar year, so that the total number of shares of common stock that may be issued and sold under the Plan as of January 1 of each calendar year to be equal to four percent (4%) of the outstanding shares of common stock of the Company on such date; provided, however, that no such adjustment will reduce the total number of shares of common stock that may be issued and sold under the plan below 400,000.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        1997        1996          1995

Net Income             As reported    $16,970     $13,317     $17,029
                       Pro forma      $16,782     $13,244     $17,018

Earnings per share
          Basic        As reported       $.81        $.62        $.80
                       Pro forma         $.80        $.62        $.80

          Diluted      As reported       $.80        $.62        $.79
                       Pro forma         $.79        $.62        $.79



The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1995, 1996 and 1997, respectively; risk-free interest rates of 5.8%, 5.9% and 5.7%; dividend yield of 3.0% for all years; expected lives of 4, 5 and 10 years; and volatility of 25%, 30% and 28%. The weighted fair value of the options granted in 1995, 1996 and 1997 was $1.28, $2.57 and $4.61, respectively.

A summary of the status of the Company's stock option plan as of and for each of the years in the three year period ended December 31, 1997 is presented below.

                                       Option Amount      Exercise price

Outstanding at January 1, 1995            388,278        $2.23 to $ 6.42
Granted                                    75,888                   6.16
Exercised                                 (20,222)         2.23 to  4.08
Forfeited                                       -                      -

Outstanding at December 31, 1995          443,944          2.23 to  6.42
Granted                                   222,530                  10.75
Exercised                                (114,380)         2.23 to  6.42
Forfeited                                 (10,892)        2.23 to   6.42

Outstanding at December 31, 1996          541,202         2.23 to  10.75
Granted                                    86,500                  14.38
Exercised                                 (18,884)         2.83 to  6.42
Forfeited                                 (16,987)        6.16 to  10.75

Outstanding at December 31, 1997          591,831        $2.23 to $14.38



The number of options exercisable at December 31, 1997, 1996 and 1995 were 306,965, 247,599 and 330,068, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997.

                       Number              Remaining             Number
 Exercise Price     of Shares       Contractual Life        Exercisable

       2.23           29,837             .5 years              29,837
       2.83           89,318            1.5 years              89,318
       2.46           45,721              3 years              45,721
       4.08           32,807              4 years              32,807
       6.42           36,725            5.5 years              29,001
       6.16           55,643              7 years              21,226
      10.75          120,000              9 years              40,000
      10.75           95,280              9 years              19,055
      14.38           86,500             10 years                   -

                     591,831                                  306,965



The Company adopted a Deferred Compensation Plan on January 1, 1997 for Directors and employees designated as Senior Leadership Employees by the Board of Directors. Participants may elect to defer up to 50% of salary, 100% of any bonus or 100% of director fees under the Plan. The Company makes a 25% matching contribution. Seventy-five thousand shares are registered for purchase by the Plan. Company contributions are 100% vested on the earlier of 1) the end of the fifth year following the year in which deferrals are made, 2) normal retirement, or 3) employment termination due to death or disability. Prior to the merger, Northern Illinois and Premier each had a deferred Compensation Plan for their key employees. Total expense was approximately $135,000 in 1997, $329,000 in 1996, and $167,000 in 1995.


9.  Stockholders' equity
In 1996, the Company redeemed all of the outstanding Premier Series A Preferred Perpetual Stock for $5,000,000. The Company's Series B
Preferred Stock is convertible into 851,684 shares of common stock at the option of the holder.

Under the Company's shareholder rights plan each, share of common stock entitles its holder to one right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of Junior Preferred Stock at a price of $27.25 per share, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire 15% or more of the outstanding shares of Company common stock or any person or group would be the beneficial owner of 30% or more of the voting power of the Company. Under certain circumstances, including the existence of a 15% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Company common stock having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 15% acquiring party, and thereafter, may be exchanged for one common share per right to the existence of a 50% acquiring party. The rights will expire on June 30, 2006. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of the Company.


10.  Regulatory Matters

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entities' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiary capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 the Company and its banking subsidiary met all capital adequacy requirements which they are subject. As of December 31, 1997, the Company and it's banking subsidiary were categorized as well capitalized under the regulatory framework. There are no conditions or events since year end that management believes have changed the Company and its banking subsidiary category.

                                                                              To Be Well
                                                                              Capitalized Under
                                                              For Capital     Prompt Corrective
                                              Actual       Adequacy Purposes  Action Provisions
($ Amounts in thousands)                  Amount   Ratio     Amount  Ratio     Amount   Ratio

As of December 31, 1997:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.         $154,878   13.28%   $93,272   8.00%  $116,590   10.00%
  Grand National Bank                    143,602   12.50     91,906   8.00    114,882   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.          140,304   12.03     46,636   4.00     69,954    6.00
  Grand National Bank                    129,242   11.25     45,953   4.00     68,929    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.          140,304    8.51     65,919   4.00     82,398    5.00
  Grand National Bank                    129,242    7.95     65,053   4.00     81,316    5.00


As of December 31, 1996:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.          139,010   12.61     88,193   8.00    110,241   10.00
  Grand National Bank                    128,961   11.79     87,494   8.00    109,366   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.          128,894   11.69     44,096   4.00     66,145    6.00
  Grand National Bank                    118,846   10.87     43,747   4.00     65,620    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.          128,894    7.94     64,926   4.00     81,158    5.00
  Grand National Bank                    118,846    7.31     65,014   4.00     81,267    5.00


Certain legal and regulatory restrictions exist regarding the payment of cash dividends from the banking subsidiary to the Company. Although the Company is not subject to these restrictions, future Company cash dividends may depend upon dividends from the banking subsidiary.

11.  Income Taxes
The components of the consolidated income tax expense for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                            1997       1996       1995
 Current                                 $12,093    $10,450    $11,634
 Deferred                                 (4,425)    (5,165)    (5,478)
   Total income tax expense              $ 7,668    $ 5,285    $ 6,156


The actual tax expense differs from the expected tax expense computed by applying the Federal Corporate tax rate of 35% to earnings before income taxes as follows (in thousands):


                                            1997       1996       1995
Federal income tax expense
  at statutory rate                       $8,623     $6,511     $8,115
Tax-exempt income, net of disallowed
  interest deduction                      (2,503)    (2,650)    (2,271)
State income tax expense, net of
  federal income tax benefit                 931      1,369        398
Valuation allowance on state NOLs              -       (763)         -
Goodwill amortization                        561        583        541
Other, net                                    56        235       (627)
   Total income tax expense               $7,668     $5,285     $6,156

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                     1997       1996
Deferred tax assets
  Securities, sections 475 and 481 adjustments    $ 7,687    $ 5,105
  Net operating loss carry forwards                     -        832
  Loans, principally due to allowance for losses    6,110      4,142
  Land write-down                                       -        994
  Deferred compensation                             1,589      1,118
  Other                                               636        260
    Total gross deferred tax assets               $16,022    $12,451


Deferred tax liabilities:
  Security accretion                              $   103    $   129
  Tax depreciation in excess of book depreciation      91         51
  Difference between tax and book basis of
    assets acquired                                   402      1,147
  Deferred loan fees                                  280        274
  Other                                                 7        136
    Total gross deferred tax liabilities              883      1,737
    Deferred tax asset before unrealized
      gain on securities available for sale        15,139     10,714
  Unrealized gain on securities
    available for sale                             (9,490)    (6,305)
  Net deferred tax asset                          $ 5,649    $ 4,409

No valuation allowance has been recorded as of December 31, 1997 and 1996 as the Company believes it is more likely than not that the deferred tax assets will be fully utilized. At December 31, 1996 the Company had net operating loss carryforwards for Illinois state income tax purposes of approximately $17.8 million which were fully utilized.


12. Financial instruments with off-balance sheet risk and contingencies The company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, to generate profits and to reduce its own exposure to fluctuations in interest rates. These financial instruments, many of which are so-called "off-balance sheet" transactions, involve to varying degrees, credit and interest rate risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheets.


Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. Interest rate risk is the possibility that future changes in market interest rates will cause a financial instrument to be less valuable or more onerous. The Company controls the credit risk arising from these instruments through its credit approval process and through the use of risk control limits and monitoring procedures. The Company uses the same credit policies when entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. At December 31, 1997 and 1996, such commitments and off-balance sheet financial instruments are as follows (in thousands).


                                                    1997         1996
  Letters of credit                             $ 11,880     $ 14,018
  Lines of credit and other loan commitments     258,684      256,654
                                                $270,564     $270,672

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

There are various claims pending against the Company and its subsidiaries arising in the normal course of business. Management believes, based upon the opinion of counsel, that liabilities arising from these proceedings, if any, will not be material to the Company's financial position.

13.  Disclosures about fair value of financial instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

Securities
For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices or dealer quotes. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit
The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term and Long-term Borrowings
The fair value of short-term and long-term borrowings is estimated by discounting the future cash flows using the current interest rates at which similar borrowings could be made for the same maturities.

Commitments to Extend Credit and Standby Letters of Credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.



The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                        1997                    1996
                              Carrying       Fair     Carrying       Fair
                                Amount      Value       Amount      Value
Financial Assets:
  Cash                      $   63,502 $   63,502   $   49,441 $   49,441
  Interest Bearing Deposits        159        159        3,114      3,114
  Securities available
    for sale                   454,400    454,400      535,687    535,687
  Federal Funds Sold and
    Securities purchased
    under agreements to
    resell                      19,922     19,922      17,805      17,805
  Loans, gross               1,027,872  1,033,954     965,482     963,907


Financial Liabilities:
  Deposits                   1,330,531  1,332,230   1,417,394   1,420,663
  Short-term borrowings         47,598     47,609      23,486      23,506
  Long-term borrowings          70,000     70,530      30,000      29,589
Off Balance Sheet Items:
  Commitments to extend
    credit                           -          *           -           *
  Standby letters of credit          -          *           -           *

* Amount is not material.


14.  Condensed financial information (Parent Company only)
The following is a summary of condensed financial information for the Parent Company only (in thousands):


Condensed balance sheets
                                                       December 31,
                                                     1997         1996
Assets
  Investment in subsidiaries                     $161,074     $147,887
  Cash & interest bearing deposits                  4,276          751
  Securities available for sale                     9,621        7,590
  Premises and equipment                            1,297        1,866
  Other assets                                      7,234        7,406
     Total assets                                $183,502     $165,500

Liabilities and stockholders' equity
  Dividend payable                               $  1,800     $  1,599
  Other liabilities                                 9,187        5,812
    Total liabilities                              10,987        7,411
  Stockholders' equity                            172,515      158,089
     Total liabilities and stockholders' equity  $183,502     $165,500



Condensed statements of earnings
                                         For the years ended December 31,

                                               1997       1996       1995
Income:
  Dividends from subsidiaries                 $ 9,300   $22,285   $14,913
  Investment security gains, net                    -     2,513     2,183
  Other                                         9,270     8,504     6,482
                                               18,570    33,302    23,578
Expenses:
  Interest on borrowings                            -       924     1,102
  Salaries                                      6,607     7,372     5,536
  Other                                         3,252     9,757     4,767
                                                9,859    18,053    11,405
Earnings before income tax benefit
  and equity in undistributed
  earnings of subsidiaries                      8,711    15,249    12,173
Income tax benefit                                215     2,298       987
Earnings before equity in
  undistributed earnings of
  subsidiaries                                  8,926    17,547    13,160
Equity in undistributed earnings of
  subsidiaries                                  8,044    (4,230)    3,869
Net earnings                                  $16,970   $13,317   $17,029


Condensed statements of cash flows
                                         For the years ended December 31,
                                                 1997     1996      1995
Operating activities:
    Net cash provided by operating activities $13,166  $ 19,276  $ 9,909

Investing activities:
  Sale of securities available for sale             3     7,077    5,432
  Maturity of securities available for sale         -         -      525
  Purchase of securities available for sale      (572)   (3,459)  (7,349)
  Purchase of bank premises and equipment        (664)     (894)    (247)
  Net advances to subsidiary                   (1,331)        -        -
    Net cash provided by (used in)
      investing activities                     (2,564)    2,724   (1,639)

Financing activities:
  Increase (decrease) in short-term debt            -   (13,250)  (1,985)
  Redemption of preferred stock                     -    (5,000)       -
  Purchase of treasury stock                        -         -   (1,374)
  Reissuance of treasury stock                      -         -      149
  Dividends paid                               (7,142)   (6,322)  (4,864)
  Other                                            65     2,841      (43)
    Net cash used in financing activities      (7,077)  (21,731)  (8,117)

Increase (decrease) in cash                   $ 3,525  $    269  $   153

Cash paid (received) for:
  Interest                                    $   (17) $    985  $   769
  Income taxes                                $(1,443) $ (1,453) $(3,821)


15.  Quarterly Financial Information (unaudited)

                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
1997
Interest income                  $29,099   $30,633   $30,716   $30,173
Interest expense                  14,020    14,298    14,498    14,350
Net interest income               15,079    16,335    16,218    15,823
Provision for loan losses            410       950       925     7,415
Other operating income             6,778     2,617     4,204     7,496
Other operating expense           12,440    12,251    12,227    13,294
Income before income taxes         9,007     5,751     7,270     2,610
Provision for income taxes         3,100     1,767     2,503       298
Net income                       $ 5,907   $ 3,984   $ 4,767   $ 2,312
Net income per share - basic        $.29      $.19      $.23      $.11
Net income per share - diluted      $.28      $.19      $.22      $.11

1996
Interest income                  $28,047   $28,255   $28,994   $29,074
Interest expense                  13,893    13,761    14,378    14,526
Net interest income               14,154    14,494    14,616    14,548
Provision for loan losses            406       514     1,505       450
Other operating income             3,415     4,215     3,878     6,208
Other operating expense           12,239    12,921    16,359    12,532
Income before income taxes         4,924     5,274       630     7,774
Provision for income taxes         1,393     1,424        35     2,433
Net income                       $ 3,531   $ 3,850   $   595   $ 5,341
Net income per share - basic        $.16      $.18      $.02      $.26
Net income per share - diluted      $.16      $.18      $.02      $.25

Earnings per share have been restated to comply with SFAS 128.


16.  Earnings per Share
The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share.

                                 Income          Shares        Per-Share
                              (Numerator)     (Denominator)     Amount
                             (in thousands)

December 31, 1997:
Net income                       $16,970
Less: Preferred stock dividends     (740)

Basic EPS
Income available to
 common stockholders              16,230        20,001,942        $ .81

Effect of Dilutive securities
Stock options                                      217,678
Convertible preferred stock          580           851,684

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $16,810        21,071,304        $ .80


December 31, 1996:
Net income                       $13,317
Less: Preferred stock dividends     (940)

Basic EPS
Income available to
 common stockholders              12,377        19,913,373        $ .62

Effect of Dilutive securities
Stock options                                      106,498
Convertible preferred stock          559           851,684

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $12,936        20,871,555        $ .62


December 31, 1995:
Net income                       $17,029
Less: Preferred stock dividends   (1,106)

Basic EPS
Income available to
 common stockholders              15,923        19,908,244        $ .80

Effect of Dilutive securities
Stock options                                      189,076
Convertible preferred stock          544           851,684

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $16,467        20,949,004        $ .79



                                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Introduction

The discussion presented below provides an analysis of the Company's financial condition and results of operations for the past three years, and is intended to cover significant factors affecting the Company's overall performance during that time. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information presented in the 1997 Annual Report to Shareholders. All financial statements and information have been restated to reflect the merger of Northern Illinois Financial Corporation and Premier Financial Services, Inc. with and into Grand Premier Financial, Inc. consummated on August 22, 1996. The merger was accounted for as a pooling of interests.

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information that involve substantial risks and uncertainties. Actual results, performance or achievement could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. Important factors that might cause actual results to differ materially include, but are not limited to: Federal and state legislative and regulatory requirements; changes in management's estimate of the adequacy of the allowance for loan losses and/or other significant estimates; changes in the level and direction of loan delinquencies and charge-offs; interest rate movements and their impact on customer behavior and the Company's net interest income; the impact of pricing, repricing and competitors' pricing on loans, deposits and other sources or uses of funds; the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; the Company's ability to access cost effective funding; and economic and general business conditions.

Results of Operations

Net earnings in 1997 totaled $17.0 million, or $.80 diluted earnings per share, compared to $13.3 million, or $.62 diluted earnings per share in 1996. In 1997, the Company combined its five banking subsidiaries into a single charter operating as Grand National Bank. The concurrent conversion to a common data processing system, along with supplies, printing and other associated costs resulted in substantial non-recurring expenses during 1997. Earnings in 1996 were also affected significantly by a number of non-recurring items, many of them related to the Company's formation and organization as a result of the merger noted above. Included were charges for contract and lease terminations, severance benefits related to staff reductions, and investment banking and professional fees. In addition, the Company recorded a write-down on a parcel of real estate which had previously been held for future development. In total, these non-recurring items reduced net earnings in 1997 by approximately $780,000, or $.04 diluted earnings per share and by about $4.1 million, or $.20 diluted earnings per share in 1996.

Net Interest Income

Tax equivalent net interest income totaled $67.9 million for 1997, an increase of $6.2 million (10.0%) from $61.7 million in 1996. During 1996, tax equivalent net interest income increased $2.7 million (4.6%) from $59.0 million in 1995. The year-to-year increases were the result of growth in earning assets and changes in asset mix. Average earning assets totaled $1.52 billion in 1997 versus $1.49 billion and $1.40 billion in 1996 and 1995, respectively. Earning assets as a percentage of total average assets at December 31, 1997, 1996 and 1995 were 92.0%, 91.9% and 91.3%, respectively. Average loans, which are generally the highest yielding component of earning assets, increased to $1.01 billion in 1997 compared to $910 million in 1996 and $811 million in 1995. Average loans represented 66.4%, 61.1% and 57.6% of total earning assets at December 31, 1997, 1996 and 1995, respectively. Average investments and other short-term earning assets (interest bearing deposits, federal funds sold and securities purchased under agreements to resell) as a percentage of total average earning assets declined from 42.4% in 1995 to 38.9% in 1996 and 33.6% in 1997.

Grand Premier's tax equivalent net interest margin was 4.48% for the year ended December 31, 1997 reflecting an increase of 34 basis points over the 4.14% net interest margin at December 31, 1996 and a 27 basis point increase over 4.21% at December 31, 1995. The increase in net interest margin from 1996 to 1997 is primarily the result of higher yields on earning assets. Average loan yield increased to 8.96% in 1997 compared to 8.78% in 1996 primarily as the result of the Company's focus on loan yield enhancement and customer relationship pricing. The average tax equivalent yield on investment securities increased to 6.88% in 1997 from 6.67% in 1996. Overall, the average tax equivalent yield on earning assets increased to 8.37% in 1997 versus 8.00% in 1996. Grand Premiers's cost of funds declined slightly from 3.80% in 1996 to 3.77% in 1997. The compression on net interest margin from 1995 to 1996 was primarily the result of the tax equivalent yield on average earning assets declining from 8.03% in 1995 to 7.94% in 1996, while cost of funds declined only two basis points, from 3.82% at December 31, 1995 to 3.80% at December 31, 1996. The yield decline on average earning assets was essentially due to lower overall market rates in 1996 as compared to 1995, whereas the minimal decrease in cost of funds reflected a shift toward longer-term funding sources as the Company took steps during the year to moderate interest rate risk and increase general liquidity.

Interest Rate Risk Management

One of the Company's primary objectives is to manage the volatility in net interest income resulting from changes in interest rates. This is accomplished by actively managing the repricing characteristics of its interest earning assets and interest bearing liabilities in a dynamic environment. Grand Premier uses simulation modeling to analyze the effect of predicted or assumed changes in interest rates on balances and subsequently net interest income. The model provides for simultaneously comparing six different interest rate scenarios and their impact on net interest income over a one year horizon. Two "rising" and two "declining" rate scenarios, driven by short term interest rates evenly changing 300 basis points up and down over twelve and twenty four month periods, along with "most likely" and "flat rate" scenarios are used to identify the potential impact of rapid changes, up or down, from current rates. The "base" or "flat rate" simulation, (more traditionally known as "gap measurement") is used as a control to quantify the effect of changes in net interest income caused solely by repricing existing balances at market rates as they mature. Changes in balances reflecting repayment risk, likely changes in customer behavior under different interest rate environments and other "what if" assumptions are also simulated under each scenario. Interest sensitivity, i.e., the Company's exposure to changes in net interest income is normally measured over a rolling 12 month period under the different rate scenarios and compared to the base case forecast. Generally, Grand Premier's policy is to maximize net interest income while limiting negative interest sensitivity ( i.e., a decline in net interest income) to no more than 10% of after tax earnings under any interest rate scenario. As of December 31, 1997, the simulation model indicated minimal rate sensitivity (i.e., less than a 2.00% change in net interest income) in either the rising or declining rate environments described above.

The following table shows the Company's base or flat rate measurement (i.e., "gap position") as of December 31, 1997:

                                 Volumes Subject to Repricing
                              within   within    within    over
                             90 days   1 year   5 years  5 years
        ($ in thousands)
Loans (net of unearned
 income) ................  $423,920  $176,579  $379,530 $ 47,843
Investment securities....    40,582    61,764   164,386  187,668
Other earning assets ....    20,081
  Total earning assets ..   484,583   238,343   543,916  235,511

Transaction accounts.....    14,660    14,642            156,034
Savings accounts.........   124,425    20,989            232,038
Time deposit accounts ...   177,628   243,864   157,953      355
Short-term borrowing ...     44,261     3,337
Long-term borrowing.....                         70,000
  Total interest-bearing
  liabilities ...........   360,974   282,832   227,953  388,427

  Asset (liability) gap..   123,609   (44,489)  315,963 (152,916)

  Cumulative asset
    (liability) gap......  $123,609  $ 79,120  $395,083 $242,167

In reviewing the table, it should be noted that the balances are shown for a specific point in time and because the interest sensitivity position is dynamic, it can change significantly over time. Furthermore, the balances reflect both contractual repricing of deposits and management's repricing assumptions on certain deposits where discretion is permitted. Approximately sixty nine percent (69.0%) of core demand deposit accounts and regular savings accounts have been classified as repricing beyond one year. While these accounts are subject to immediate withdrawal, experience indicates they are relatively rate insensitive.


Provision for Possible Loan Losses

The amount of the provision for possible loan losses is based on periodic (but no less than quarterly) evaluations by management. In these evaluations, numerous factors are considered including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses.

Each loan in the portfolio is graded according to specific financial risk and repayment criteria. The aggregate required reserve balance for the entire portfolio is maintained through earnings provisions as required. The provision for loan losses in 1997 totaled $9.7 million as compared to $2.9 million and $1.4 million in 1996 and 1995, respectively.

In 1997, the Company made a provision for possible loan losses of approximately $6 million in response to deterioration in the indirect segment of the loan portfolio, which totaled $88.4 million at year-end. Over the first six months of 1997, the Company had experienced rapid growth in indirect loans originated for the purchase of automobiles, recreation vehicles and other consumer goods. During an extensive internal review of the indirect portfolio in the fourth quarter, which was prompted by an increase in the delinquency rate (i.e. past due 60 days or more) from 1% in June, 1997 to 4% at the end of November, 1997, management determined that an additional provision was prudent. The Company discontinued this type of lending concurrent with recording the provision.

The balance of the Company's 1997 provision ($3.7 million), as well as the increased provision from 1995 to 1996, were in response to overall portfolio growth. At December 31, 1997 the allowance for possible loan losses totaled $15.4 million (1.5% of gross loans) compared to $10.1 million (1.05% of gross loans) at December 31,1996 and $9.4 million (1.08% of gross loans) at December 31, 1995. Net charge-offs as a percentage of average loans were .44% in 1997, compared with .24% and
 .22% in 1996 and 1995, respectively.

Although management believes that the present level of the Allowance for Possible Loan Losses is an adequate assessment of the risk inherent in the loan portfolio, there can be no assurance that significant provisions for losses will not be required in the future based on factors such as portfolio growth, deterioration of market conditions, major changes in borrowers' financial conditions, delinquencies and defaults. Future provisions will continue to be determined in relation to overall asset quality as well as other factors mentioned previously.

Other Income

Other income (excluding net gains from sales of investment securities) decreased $452,000 from $13,878,000 in 1996 to $13,426,000 in 1997 following a $749,000 increase in 1996 over 1995. Service charges on deposits and trust fees continue to be the primary components of Non-Interest income.

Service charges on deposits represents Grand Premier's largest fee-based source of income, totaling $5.7 million in both 1997 and 1996, and $5.3 million in 1995. In the first quarter of 1997, Grand Premier combined its five banking subsidiaries into a single charter and adopted a standard company-wide fee schedule. The schedule, based upon delivery cost, resulted in an increase in fees to be assessed for a variety of financial services in several of the Company's markets. As fees were assessed under the revised schedule, the Company experienced a deposit decline of approximately $45 million. The Company also waived fees on deposit accounts as they were converted to its common data processing system during the second quarter of 1997. Taken together, the Company estimates these two occurrences reduced service charges on deposits in 1997 by approximately $300,000, resulting in fees remaining unchanged from 1996 to 1997.

Trust fees totaled $3.2 million in 1997 compared to $2.9 million in both 1996 and 1995. The growth in 1997 was primarily due to favorable performance of managed assets and an increase in the amount of assets under administration. Trust fees are based on providing fiduciary, investment management, custodial and related services to corporate and personal clients. As of December 31, 1997, the market value of total managed assets approximated $.76 billion. Management anticipates growth in relationships and fees in future years.

Net investment security gains were $7.7 million in 1997 compared to $3.8 million in 1996 and $4.0 million in 1995. Securities available for sale are utilized to manage interest rate risk, to provide liquidity, and as an important contributor to earnings. As conditions change over time, overall interest rate risk, liquidity demands and return on the investment security portfolio will vary. The Company will continue to use its securities available for sale portfolio to manage interest rate risk, meet liquidity needs and optimize overall investment returns.

Other operating income decreased $767,000, from $5,271,000 in 1996 to $4,504,000 in 1997, following an increase of $392,000 in 1996 over 1995.
The Company recorded a gain of $142,000 from sale of other real estate owned in 1997, compared to a similar gain of $545,000 in 1996, accounting for the majority of the decrease. Other gains totaling approximately $399,000, primarily from sale of loans to the secondary market, as well as a one-time gain of $132,000 from sale of a marginally profitable line of business in its insurance subsidiary, are included in 1997. In 1996, gains totaling approximately $429,000, primarily from the sale of loans to the secondary market, are included in other operating income. Gains of approximately $508,000 from the sale of mortgage servicing rights and a one time litigation award are included in other income for 1995.


Other Expenses

Total other expenses decreased $3.8 million (7.1%) to $50.2 million in 1997 compared to $54.0 million in 1996. Total other expenses in 1996 increased by $6.3 million, or 13.1% over 1995.

Salaries and benefits, the largest component of other expense, totaled $24.2 million in 1997, down 9.1% from $26.6 million in 1996. Salaries and benefits in 1996 increased $2.5 million (10.4%) over the $24.1 million recorded in 1995.

In 1996, $350,000 in severance benefits were paid to employees whose positions were eliminated as a result of combining four subsidiary banks, prior to the merger, into one charter in February, 1996 and $614,000 was recorded subsequent to the merger as an expense in recognition of the Company's liability for earned vacation pay as of December 31, 1996. In addition, Grand Premier accrued an expense of $700,000 in the final quarter of 1996 for anticipated severance payments to employees whose positions would be eliminated as the Company completed the consolidation of its operations in early 1997. Three employee groups, including officials and managers, technicians, and office and clerical totaling 46 employees were included in the restructuring plan. Severance payments, including benefits, totaling $811,000 were paid to 45 employees in the first quarter of 1997 concluding the restructuring plan. Employee benefits decreased to 20.69% of compensation expense in 1997 compared to 21.10% in 1996 and 24.06% in 1995.

At December 31, 1997, full-time equivalent employees totaled 635, as compared to 642 and 711 at year end 1996 and 1995, respectively. Approximately 40 full-time equivalent positions were vacant at December 31, 1996 after the Company consolidated and centralized back-office operations to new locations during the final quarter. The Company's use of office temporaries is not reflected in the full-time equivalent count as of December 31, 1996.

Net occupancy expense in 1997 remained comparable to 1996 at $4.7 million. Furniture and equipment expense increased $722,000 from 1996 to 1997, to $3.8 million. The increase is mainly the result of upgrading and standardizing computer hardware, telephone systems, data communication lines and signage throughout the Company. Combined net occupancy and furniture and fixture expense increased $409,000 in 1996 compared to 1995. The 1996 increase was primarily the result of relocating the Company's operating subsidiary to its new facility in Vernon Hills, Illinois during the fourth quarter, 1996 as a part of the Company's plans to consolidate and centralize back-office servicing and sales support.

In 1997, Grand Premier's subsidiary bank paid $161,000 for federal deposit (FDIC) insurance as compared $95,000 in 1996 and $1.5 million in 1995. The decrease in 1996 reflects the fully funded position of the Bank Insurance Fund ("BIF") in 1995. The FDIC insurance premium expense in 1996 reflects a one time charge of $59,000 on OAKAR deposits (i.e., deposits acquired by the Company from a savings association through a branch acquisition) by the Company for recapitalization of the Savings and Loan ("SAIF") insurance fund.

The Company owned 5.5 acres of property in Riverwoods, Illinois which it acquired in 1993 for possible future expansion. In October, 1996, Grand Premier decided that developing the property was no longer consistent with its long-term plans. The Company recorded a $2.5 million charge to 1996 pre-tax earnings reflecting the write-down of the property to approximate fair value. The sale of the property was completed in December 1997 for approximately $35,000 greater than the recorded book value.

Other expenses increased $283,000 from $17.1 million in 1996 to $17.4 million in 1997. Non-recurring expenses resulting from consolidating bank charters and data processing conversions in 1997 approximated $1.3 million. Other expenses in 1997 also includes costs associated with closing a branch office in Homewood, Illnois ($200,000) and losses from check and credit card fraud ($456,000). In 1996, other expenses increased by $2.2 million over 1995. A major portion of the 1996 increase (just under $2.0 million) was the result of several non-recurring items; 1) expenses of approximately $750,000 for contract and lease terminations, and 2) $1.2 million in investment banking, professional expenses and other organizational start up costs associated with the merger.

Income Taxes

Income taxes for 1997 totaled $7.7 million as compared to $5.3 million in 1996 and $6.2 million in 1995. Grand Premier's effective tax rate was 31.1% in 1997, 28.4% in 1996 and 26.5% in 1995. In 1996, the Company
reversed a deferred tax valuation allowance of approximately $763,000 thereby reducing the effective tax rate for that year. The remaining changes in the effective tax rates from year to year are primarily the results of changes in the amount of interest income exempt from income taxes as a percentage of income before taxes.


Financial Condition

At December 31, 1997 and 1996, Grand Premier had total assets of $1.65 billion. Average total assets for 1997 increased $28.8 million, or 1.5%, over 1996. While total asset growth was modest during 1997, balance sheet composition changed more noticeably. Loans grew $62.5 million (6.5%) to $1.0 billion at year end 1997. Securities available for sale declined $81.3 million to $454.4 million and securities purchased under agreement to resell increased $15.5 million to $19.9 million as of December 31, 1997. The composition of funding sources also changed, with deposits decreasing $86.9 million (6.1%), to $1.33 billion at December 31, 1997. The Company estimates that approximately $45 million of the decrease in deposits is attributable to the combining of its five banking subsidiaries into a single charter and the remainder of the decline is attributable to normal balance fluctuations. Short term borrowings increased from $23.5 million in 1996 to $47.6 million in 1997. New advances from the Federal Home Loan Bank of Chicago increased long-term borrowings from $30 million in 1996 to $70 million in 1997.

Securities

Grand Premier's securities available for sale portfolio is used by the Company as an integral part of its interest rate risk management, earnings and tax planning strategies. The portfolio consists of debt and equity securities, any of which may be sold in response to changes in interest rates, for liquidity, or for tax purposes. At December 31, 1997, $454.4 million was invested in securities available for sale, compared to $535.7 million at year end 1996. The decline, in large part, occurred as proceeds from maturing securities and sales of equity securities were used to fund loans instead of being reinvested in the portfolio.

At December 31, 1997, approximately 21% of the total carrying value of securities available for sale consisted of U. S. Treasury and U.S. government agency securities, 33% of obligations of states and political subdivisions, 36% of mortgage-backed securities, 2% of corporate securities, and 8% of equity securities. Of the 36% of mortgage-backed securities the Company had $121.5 million invested in collateralized mortgage obligations ("CMO's") and $42.5 million in other mortgage-backed securities. A CMO is a mortgage-backed security that consists of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool to meet different investors objectives. Other mortgage-backed securities depend on an underlying pool of mortgage loans to provide a cash flow "pass through" of principal and interest, without prioritization by class. The CMO's held by the Company are primarily shorter-maturity bonds structured to provide more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. At December 31, 1997, substantially all of the mortgage-backed securities held by the Company were issued or backed by U.S. Government and U.S. Government-sponsored agencies.


Loans

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. Loans represent the largest component of Grand Premier's earning assets. At December 31, 1997, loans outstanding totaled $1.0 billion, a $62.5 million (6.5%) increase as compared to year end 1996. Growth was most pronounced in loans to individuals which increased $47.4, from $68.5 million in 1996 to $115.9 million in 1997, primarily as a result of increased activity in the indirect segment of the portfolio. At December 31, 1997, the portfolio consisted of 22.5% commercial loans, 4.9% loans for construction, 61.3% real estate-mortgages, and 11.3% in loans to individuals. Grand Premier discontinued purchasing indirect loans in December, 1997 and has no plans to re-enter the market.

Asset Quality

At year end 1997, non-performing assets increased to $10.2 million from $9.4 million at year end 1996. Non-performing assets represented .62% of total assets compared to .57% of total assets at year end 1996. Non-performing assets consist of loans 90 days or more past due, loans and investments not accruing interest, loans with renegotiated credit terms, and other real estate owned. Non-accruing loans increased to $6.2 million at year end 1997 from $4.7 million at December 31, 1996. Loans past due 90 days or more and still accruing decreased from $1.9 million at December 31, 1996 to $1.3 million at year end 1997. Renegotiated loans decreased from $510,000 at year end 1996 to $436,000 at December 31, 1997 and other real estate owned totaled $2.2 million at year end for 1997 and 1996. At December 31, 1997, the allowance for possible loan losses totaled $15.4 million of 1.5% of gross loans compared to $10.1 million or 1.05% of gross loans at December 31, 1996.

Sources of Funds

The Company considers core deposits, which include transaction accounts and savings deposit accounts, and consumer time deposits less than $100,000 as its most stable sources of funding. These deposits are supplemented by time deposits from governmental entities, time deposits greater than $100,000 and securities sold under agreements to repurchase. Other short-term borrowings, long-term borrowings and stockholders' equity comprise the remainder of the Company's funding sources.

Total deposits decreased $86.8 million (6.1%) to $1.33 billion at December 31, 1997, from $1.42 billion at year-end 1996. Non-interest bearing deposits were 14.1% and 14.9% of total deposits at December 31, 1997 and 1996, respectively. The Company estimates that approximately $45 million of the decline was attributable to its implementation of a common fee schedule as its five banking subsidiaries were combined into a single charter operating as Grand National Bank. The remainder of the year-end to year-end decline represents normal balance fluctuations, primarily in transaction accounts.

Total short-term borrowings, including repurchase agreements, were $47.6 million at December 31, 1997 compared to $23.5 million at December 31, 1996. The $24.1 increase consists of $33.0 million in federal funds purchased partially offset by a $8.9 million reduction in securities sold under agreements to repurchase. Long-term borrowings were $70 million at December 31, 1997, compared to $30 million, at December 31, 1996, and consist solely of advances from the Federal Home Loan Bank. New advances from the Federal Home Loan Bank were obtained to lock in favorable funding costs.

Liquidity

Grand Premier defines liquidity as having funds available to meet cash flow requirements. Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to pay liabilities, to satisfy depositors' withdrawal requirements and to accommodate changes in balance sheet mix. The Company has three major sources for generating cash other than through operations: 1) primary and secondary market deposits, 2) securities available for sale, and 3) lines of credit from unaffiliated banks. Liquid assets are compared to the potential needs for funds on an ongoing basis to determine if the Company has sufficient coverage for future liquidity needs. Management maintains a primary and total liquidity position that provides for a minimum 100% coverage relative to the anticipated likelihood of potential events taking place. At year end 1997, liquidity coverage exceeded this position.

Stockholders' Equity

Stockholders' equity increased by $14.4 million during 1997, from $158.1 million at December 31, 1996 to $172.5 million in 1997. The increase was primarily due to retained net earnings of $9.6 million (net income of $17.0 million less total common and preferred stock dividends of $7.4 million) and $4.7 million increase in net unrealized gains on securities available for sale.

The Federal Reserve Board currently specifies three capital measurements under their risk-based capital guidelines: 1) "tier 1 capital" (i.e., stockholders' equity less goodwill to risk-adjusted assets), 2) "total risk based capital" (i.e., tier 1 capital plus the lesser of 1.25% of risk-adjusted assets or the allowance for possible loan losses to risk-adjusted assets), and 3) "tier 1 leverage ratio" (i.e., stockholders' equity less goodwill to total assets less goodwill). Bank holding companies are required to maintain minimum risk-based capital ratios of 4% for "tier 1 capital", 8% for "total risk based capital," and a "tier 1 leverage ratio" of 3% or greater. At December 31, 1997, Grand Premier's "tier 1 capital" ratio was 12.03%, well above the regulatory minimum.
The Company's "total risk based capital" and "tier 1 leverage" ratios were 13.28% and 8.51% respectively, also considerably greater than required. The Company's banking subsidiary met the definition of "well-capitalized" under the FDIC's risk related premium system at December 31, 1997.

Current Accounting Developments

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. It does not require a specific format for that financial statement but does require that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

SFAS 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flow. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. The adoption of SFAS 130 is not expected to materially change the Company's consolidated financial statements.

Also in June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidations of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement does not apply to nonpublic business enterprises or not-for-profit organizations. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products, services, geographic areas, and major customers. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the same basis that it is used internally for evaluating segment performance. The Company operates as a single segment.


Risks and Uncertainties - Year 2000

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of a change in century. If not corrected, many computer programs could fail, or create erroneous results which could affect a company's ability to do business prior to, at, or after December 31, 1999.

Financial service organizations such as Grand Premier are heavily reliant upon computer systems in processing and accounting for services provided to customers. Substantially all of the Company's major computer systems are contracted with third party providers. Although the contracted vendors bear the responsibility of making their systems "year 2000 compliant", assuming the costs associated with necessary changes, keeping the Company appraised of their progress in meeting established benchmarks, and certifying to the Company that the systems are in fact "year 2000 ready", the Company bears ultimate responsibility for testing, due diligence and assurance that its major vendors will continue to provide service without interruption due to the change in century at year-end 1999.

In mid 1997, the Company established an internal task force to identify and/or resolve issues related to the year 2000 change. The task force has inventoried all of the systems used by the Company, and has identified those which are deemed "mission critical" to its business. As a part of its responsibilities, the task force maintains regular communications with vendors providing critical systems to the Company to verify that 1) their time-lines and benchmarks are met, 2) testing is performed regularly and according to schedule, and 3) necessary changes are being identified and addressed. Similarly, the task force has established its own benchmarks and time-lines for managing the "year 2000 project", for evaluating and changing if necessary other systems used internally by the Company, and for prioritizing efforts with regard to overall year 2000 issues as they apply to the Company. In addition, the task force will develop contingency plans to provide vital services in case of vendor and/or system failures.

The Company is using the services of an outside technical consultant to assist the task force in its efforts. Fees associated with the contractual arrangement are estimated to approximate $50,000 over 1998 and 1999. The Company is also participating with other organizations using the services of its major computer systems vendor in sharing the cost of an independent outside audit of the vendor's progress towards, and ability to continue providing, uninterrupted service. The independent auditor will update all participants at least semi-annually beginning March, 1998, regarding the service providers progress. The Company's share of the audit cost will be less than $5,000. All external costs associated with the "year 2000 project" will be charged to expense as incurred.



Supplementary Business and Stock Information

GRAND PREMIER FINANCIAL, INC. is a registered bank holding company and was established under Delaware Law. The operations of Grand Premier and its subsidiaries consist primarily of financial activities common to the commercial banking industry, as well as trust and investment services, data processing and electronic banking services and insurance. Services are extended to individuals, businesses, local government units and institutional customers throughout Northern Illinois.

Stock information
The Company's common stock is traded on The Nasdaq Stock Market under the symbol GPFI. As of December 31, 1997 there were 1,174 shareholders of record. A two-year record, by quarter, of high and low bid prices, as well as cash dividends declared, is as follows:

                1997                                1996
 Quarter  High     Low      Cash     Quarter  High     Low       Cash
                         Dividends                           Dividends
    1st  11.38    9.00      .08         1st  10.25    8.25      .045
    2nd  15.00   10.75      .08         2nd  10.75    9.50      .045
    3rd  15.00   12.81      .08         3rd  13.00   10.25      .10
    4th  14.88   12.88      .09         4th  11.50    9.00      .08
  Total                     .33       Total                     .27



10K notice
The Annual Report to the Securities and Exchange Commission, Form
10-K, may be obtained by shareholders free of charge upon written request to Alan J. Emerick, Secretary of the Corporation, Grand Premier Financial, Inc., 486 West Liberty Street, Wauconda, Illinois 60084.


                                 Five Year Summary of Selected Financial Data


                                                1997        1996        1995        1994        1993
Earnings
Interest income                             $120,621    $114,370    $108,782     $92,166     $84,801
Interest expense                              57,166      56,558      53,541      38,928      37,059
Net interest income                           63,455      57,812      55,241      53,238      47,742
Provision for possible loan losses             9,700       2,875       1,435         555       2,982
Earnings before income taxes and
  cumulative effect of change in
  accounting for income taxes                 24,638      18,602      23,185      17,893      13,862
Earnings before cumulative effect of
  change in accounting for income taxes       16,970      13,317      17,029      13,344      11,398
Cumulative effect of change in
  accounting for income taxes                      -           -           -           -         898
Net earnings                                  16,970      13,317      17,029      13,344      12,296
Net earnings available to common
  shareholders                              $ 16,230    $ 12,378    $ 15,923    $ 12,140    $ 11,704


Per common share statistics*
Basic:
Net earnings before cumulative effect of
  change in accounting for income taxes        $ .81       $ .62       $ .80       $ .61       $ .54
Cumulative effect of change in
  accounting for income taxes                      -           -           -           -         .05
Net earnings                                     .81         .62         .80         .61         .59
Diluted:
Net earnings before cumulative effect of
  change in accounting for income taxes        $ .80       $ .62       $ .79       $ .60       $ .54
Cumulative effect of change in
  accounting for income taxes                      -           -           -           -         .05
Net earnings                                     .80         .62         .79         .60         .59
Cash dividends declared                          .33         .27         .19         .18         .16
Book value                                      8.16        7.45        7.13        5.63        5.80

Common shares outstanding - year end      20,002,563  19,983,679  19,869,823  20,036,969  20,118,626
Return on beginning stockholders' equity       10.73%      8.54%      13.39%      10.03%      12.34%


Financial position - year end
                                                1997        1996        1995        1994        1993

Securities held-to-maturity               $        -  $        -    $      -  $  114,174   $ 129,661
Securities available for sale                454,400     535,687     598,570     457,161     403,487
Loans, net                                 1,012,468     955,366     865,317     752,973     756,821
Allowance for possible loan losses            15,404      10,116       9,435       9,738      10,595
Excess cost over fair value of net
  assets acquired                             16,885      18,489      20,227      21,601      23,193
Noninterest bearing deposits                 187,943     211,015     196,534     198,659     214,161
Interest bearing deposits                  1,142,588   1,206,379   1,155,123   1,066,735   1,033,096
Total deposits                             1,330,531   1,417,394   1,351,657   1,265,394   1,247,257
Short-term borrowings                         33,000           -      38,475      29,210      22,785
Securities sold under agreements to
  repurchase                                  14,598      23,486      49,757      53,638      55,532
Long-term borrowings                          70,000      30,000      11,588       5,650         300
Stockholders' equity                         172,515     158,089     156,003     127,136     132,976
Total assets                              $1,646,380  $1,642,538  $1,624,673  $1,493,067  $1,470,393


* Per share statistics have been adjusted to reflect a three-for-one stock split in the form of a 200% stock dividend to shareholders of record June 8, 1994. Earnings per share have been restated to comply with SFAS 128.


Board of Directors

Jean M. Barry          Senior Investment Officer

Frank J. Callero       Partner
                       Callero and Callero LLP
                       (Certified Public Accountants)

Alan J. Emerick        Executive Vice President
                       and Chief Administrative Officer

Brenton J. Emerick     Executive Vice President
                       Grand National Bank

James Esposito         Executive Vice President
                       Grand National Bank

Thomas D. Flanagan     Founding Partner
                       Flanagan, Bilton & Branagan (law firm)

R. Gerald Fox          President and Chief Executive Officer
                       F.I.A. Publishing Company
                       (Publisher of Financial Books and Periodicals)

Richard L. Geach       Chairman of the Board and Chief Executive Officer

Robert W. Hinman       President and Chief Operating Officer

Edward G. Maris        Private Investor

Howard A. McKee        Banker

David L. Murray        Senior Executive Vice President
                       and Chief Financial Officer

H. Barry Musgrove      Chairman of the Board and President
                       Franz Manufacturing Company
                       (Manufacturer of anti-friction products)

Joseph C. Piland       Educational Consultant and retired President
                       Highland Community College

Stephen J. Schostok    Attorney and Partner
                       Dimonte Schostok & Lizak, Attorneys at Law

John Simcic            Chairman of the Board,
                       Maki & Associates, Inc. (d/b/a Century 21 United - real estate sales)







Executive Officers

Richard L. Geach        Chairman of the Board and Chief Executive Officer

Robert W. Hinman        President and Chief Operating Officer

David L. Murray         Senior Executive Vice President
                          and Chief Financial Officer

Alan J. Emerick         Executive Vice President
                          and Chief Administrative Officer

William R. Theobald     Executive Vice President and Chief Credit Officer

Jack R. Croffoot        Senior Vice President and Director of Human
                        Resources

Larry W. O'Hara         Senior Vice President and Director of Marketing

James K. Watts          Senior Vice President and Head of Operations

Kenneth A. Urban        President
                        Grand Premier Trust and Investment, Inc., N.A.

Jack J. Emerick         Regional President

Ralph M. Zicco          Regional President

Reid L. French          Regional President

Joseph E. Esposito      Regional President

Scott Dixon             Regional President



                                             EXHIBIT 21


                                   Subsidiaries of the Registrant


The following subsidiaries are 100% owned by Grand Premier Financial, Inc.


Grand National Bank

Grand Premier Trust and Investment Services, Inc.

Grand Premier Operating Systems, Inc.

Grand Premier Insurance Services, Inc.

American Suburban Mortgage Corporation (inactive)


                                             EXHIBIT 23.1


Independent Auditor's Consent



The Board of Directors
Grand Premier Financial, Inc.


We consent to incorporation by reference in the Registration Statement Nos. 333-03327, 333-11635, 333-11645 and 333-11663 on Form S-8 of Grand
Premier Financial, Inc. of our report dated January 27, 1998, relating to the consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended, which report is incorporated by reference in the December 31, 1997 annual report on Form 10-K of Grand Premier Financial, Inc.



KPMG Peat Marwick LLP
Chicago, Illinois

March 23, 1998


                                             EXHIBIT 23.2


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the previously filed Registration Statements, file Nos. 333-03327, 333-11635, 333-11645 and 333-11663 of Grand Premier Financial, Inc. of our report dated January 31, 1996 included in this Annual Report on Form 10-K for the year ended December 31, 1997.





HUTTON, NELSON & MC DONALD LLP

Oakbrook Terrace, Illinois
March 23, 1998