Form 10-Q
period 1998-03-31
GRAND PREMIER FINANCIAL INC
filed 1998-05-14
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on April 30, 1998 was 19,975,306 shares.







                      GRAND PREMIER FINANCIAL INCORPORATED

                          FORM 10-Q - QUARTERLY REPORT

                        FOR QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 (unaudited) and December 31, 1997.       3 -  4

          Consolidated Statements of Income (unaudited)
          Three Months Ended March 31, 1998 and 1997              5 -  6

          Consolidated Statements of Cash Flow (unaudited)
          Three Months Ended March 31, 1998 and 1997              7

          Notes to Unaudited Consolidated Financial Statements    8 -  9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.         10 - 11

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                            12


PART II. OTHER INFORMATION

  Item 6. A. Exhibits                                            13 - 14

          B. Reports on Form 8-K                                 14
























                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (000's omitted
                               except share data)

                                                 March 31,  December 31,
                                                   1998          1997
                                               (Unaudited)    (Audited)

Cash and non-interest bearing deposits          $   56,160    $   63,502
Interest bearing deposits                              321           159
    Cash and cash equivalents                       56,481        63,661

Securities available for sale, at fair value       438,986       454,400
Securities purchased under agreements to resell     19,180        19,922

Loans                                            1,008,256     1,028,863
  Less: Unearned discount                             (987)         (991)
        Allowance for possible loan losses         (13,808)      (15,404)
    Net loans                                      993,461     1,012,468

Bank premises and equipment                         35,184        35,154
Excess cost over fair value of net
  net assets acquired, net                          16,484        16,885
Accrued interest receivable                         11,910        12,994
Other assets                                        27,810        30,896

          Total assets                          $1,599,496    $1,646,380






























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



                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (000's omitted
                               except share data)

                                                March 31,   December 31,
                                                   1998          1997
                                               (Unaudited)    (Audited)
Liabilities

  Non-interest bearing deposits                 $  177,681    $  187,943
  Interest bearing deposits                      1,125,491     1,142,588
          Total deposits                         1,303,172     1,330,531

  Short-term borrowings                             21,629        47,598
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 27,576        25,736

          Total liabilities                      1,422,377     1,473,865


Stockholders' equity

  Preferred stock - $1 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    3/31/98        12/31/97
      Authorized      30,000,000      30,000,000
      Issued          20,018,020      20,002,563
      Outstanding     19,975,306      20,002,563       200           200
  Surplus                                           49,788        49,735
  Retained earnings                                101,253        98,781
  Accumulated other comprehensive income            17,229        14,549
  Treasury stock, at cost
    (42,714 shares at 3/31/98)                        (601)            -

          Stockholders'  equity                    177,119       172,515

          Total liabilities &
          stockholders' equity                  $1,599,496    $1,646,380










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


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (000's omitted
                             except per share data)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    1998          1997

Interest income
  Interest and fees on loans                      $22,315       $20,831
  Interest and dividends on
    investment securities:
      Taxable                                       4,514         6,097
      Exempt from federal income tax                2,085         1,890
  Other interest income                               288           281

          Total interest income                    29,202        29,099

Interest expense
  Interest on deposits                             12,096        13,204
  Interest on short-term borrowings                   446           343
  Interest on long-term borrowings                  1,070           473

          Total interest expense                   13,612        14,020

Net interest income                                15,590        15,079
Provision for possible loan losses                    900           410

Net interest income after provision
  for possible loan losses                         14,690        14,669

Other income
  Service charges on deposits                       1,390         1,407
  Trust fees                                          849           717
  Investment securities gains, net                    183         3,440
  Other income                                      1,237         1,214

          Total other income                        3,659         6,778

Other expenses
  Salaries                                          4,769         5,359
  Pension, profit sharing and other
    employee benefits                               1,192         1,216
  Net occupancy of bank premises                    1,091         1,287
  Furniture and equipment                             983           809
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             3,367         3,368

          Total other expenses                    $11,803       $12,440








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


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Continued)
                                 (000's omitted
                             except per share data)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    1998          1997


Earnings before income taxes                      $ 6,546       $ 9,007
Income tax expense                                  2,088         3,100

Net income                                        $ 4,458       $ 5,907



Earnings per share
      Basic                                       $   .21       $   .29
      Diluted                                     $   .21       $   .28





































                     The accompanying notes are an integral
                       part of these financial statements.


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                       1998        1997

Cash flows from operating activities:

Net earnings                                         $ 4,458     $ 5,907
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                                267         144
    Excess of cost over net assets acquired              401         401
    Other                                                103         276
  Depreciation                                         1,011         780
  Provision for possible loan losses                     900         410
  Gain on sale related to:
    Investment securities                               (183)     (3,440)
    Loans sold to secondary market                      (250)        (34)
  Loans originated for sale                          (17,190)     (5,114)
  Loans sold to secondary market                      17,190       5,114
  Change in:
    Other assets                                       2,457       2,481
    Other liabilities                                  1,316       6,033

        Net cash from operating activities            10,480      12,958

Cash flows from investing activities:

  Purchase of securities available for sale          (35,339)    (21,911)
  Proceeds from:
    Maturities of securities available for sale       43,768      33,497
    Sales of securities available for sale            11,294       9,559
  Net (increase) decrease in loans                    18,269     (35,809)
  Purchase of bank premises and equipment             (1,055)       (885)
  Net (increase) decrease in securities
    under agreements to resell                           742      (1,926)

        Net cash from investing activities            37,679     (17,475)


Cash flows from financing activities
  Net decrease in deposits                           (27,359)    (28,896)
  Net increase (decrease) in short term borrowings   (25,969)     26,457
  Proceeds from exercise of stock options                 53          65
  Payments to acquire treasury stock                     (78)          -
  Dividends paid                                      (1,986)     (1,786)

        Net cash from financing activities           (55,339)     (4,160)

Net decrease in cash and cash equivalents             (7,180)     (8,677)
Cash and cash equivalents at beginning of period      63,661      65,955

Cash and cash equivalents at end of period           $56,481     $57,278


                     The accompanying notes are an integral
                       part of these financial statements.


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1998 and 1997 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year.

2. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock. Earnings per share amounts for the quarter ended March 31, 1997 has been restated.

    The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share.

                                                                   Per
                                        Income         Shares     Share
                                     (Numerator)    (Denominator) Amount
                                   (in thousands)

    March 31, 1998:
    Net income                        $ 4,458
    Less: Preferred stock dividends      (185)

    Basic EPS
    Income available to
     common stockholders                4,273        20,009,814    $ .21

    Effect of Dilutive securities
    Stock options                                       302,910
    Convertible preferred stock           145           851,684

    Diluted EPS
    Income available to common
     stockholders and assumed
     conversions                      $ 4,418        21,164,408    $ .21




                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2. (Continued)

    March 31, 1997:
    Net income                        $ 5,907
    Less: Preferred stock dividends      (185)

    Basic EPS
    Income available to
     common stockholders                5,722        20,000,045    $ .29

    Effect of Dilutive securities
    Stock options                                       162,928
    Convertible preferred stock           145           851,684

    Diluted EPS
    Income available to common
     stockholders and assumed
     conversions                      $ 5,867        21,014,657    $ .28


3. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require all items to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company is required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the stockholders' equity section of the balance sheet. For interim reporting purposes, the disclosure of other comprehensive income may be included in the notes to the interim financial statements.

    The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $7,138,000 and $3,629,000, respectively. The adoption of SFAS 130 did not impact the Company's March 31, 1998 consolidated financial statements.






                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company's net earnings for the quarter ended March 31, 1998 totaled $4.5 million compared to $5.9 million for the same quarter of 1997. Excluding after tax securities gains, net earnings totaled $4.3 million compared to $3.8 million for the first quarters of 1998 and 1997, respectively. Diluted earnings per share were $.21 and $.29 for the first quarter of 1998 and 1997, respectively. Diluted earnings per share excluding after tax securities gains, increased to $.20 for the first quarter of 1998 when compared to $.18 for the similar quarter of 1997.

Taxable equivalent net interest income increased $542,000 to $16.7 million in 1998 from $16.2 million in 1997. Interest income, on a taxable equivalent basis, increased $134,000 even though average earning assets declined to $1.48 billion in 1998 from $1.51 billion in 1997. Average accruing loans were $1.0 billion in 1998 and $960 million in 1997 and represented 68.1% and 63.5% of average earning assets in 1998 and 1997, respectively. The average yield on those loans increased to 9.00% in 1998 from 8.81% in 1997. Average securities were $454.3 million in 1998, $70 million less than $524.7 million in 1997. The change in asset mix and the increase in average loan yield are the primary factors contributing to a 23 basis point increase in the average yield on earning assets to 8.33% in 1998 compared to 8.10% in 1997. Also contributing to the improvement in net interest income was a decrease in interest expense, from $14.0 million in 1997 to $13.6 million in 1998. Average interest bearing deposits declined $77 million from $1.21 billion in 1997 to $1.13 billion in 1998. The decline in average interest bearing deposits was partially offset by increases of $5 million in short-term borrowings and $40 million in long-term borrowings. Overall, the average cost of funds declined slightly to 3.74% in 1998 from 3.76% in 1997.

The Company recorded provisions for possible loan losses totaling $900 thousand for the first quarter of 1998 compared to $410 thousand for the same quarter of 1997. The Company's provision is based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses. The allowance for possible loan losses was $13.8 million, 1.37% of gross loans, at March 31, 1998 compared to $15.4 million, 1.50% of gross loans, at December 31, 1997.

Nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing and renegotiated loans) totaled $12.6 million at March 31, 1998 compared to $8.0 million at December 31, 1997. The increase in nonperforming loans is primarily from loans secured by real estate consisting of construction and nonfarm, nonresidential properties. Net charge-offs for the first quarter of 1998 were $2.5 million, compared to $659,000 for the same period in 1997. Approximately $1.7 million of the net charge-offs recorded in 1998 were from the indirect auto segment of the portfolio. During the final quarter of 1997, the Company made a provision for possible loan losses of approximately $6 million as a result of deterioration specifically identified in the indirect portfolio.

Excluding net securities gains, other income increased 4.1% to $3.5 million in the first three months of 1998 when compared to $3.3 during the same period of 1997. Increased trust fees, from $717,000 in 1997 to $849,000 in 1998, is the primary contributor to the increase in other


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (continued)

income excluding securities gains. The increase in trust fees is from growth in managed assets as well as the number of clients served by the Company. Service charges on deposits and other income for the first quarter of 1998 and 1997 remained comparable. A $3.3 million decline in net securities gains from $3.4 million in 1997 to $183,000 in 1998 is the main contributor to the decrease in other income.

Other expenses declined $637,000 from $12.4 million in 1997 to $11.8 in 1998. The 5.1% decrease is mostly from a reduction in salary expense from $5.4 million for the first quarter of 1997 compared to $4.8 million for the similar period of 1998. The Company completed a restructuring plan during the first quarter of 1997 that eliminated 45 employee positions. The lower salary expense is the result of the restructuring plan. Net occupancy expenses combined with furniture and equipment expense remained steady at $2.1 million for 1998 and 1997. An increase in furniture and equipment depreciation expense, $695,000 in 1998 compared to $468,000 in 1997, was largely offset by reduced expenses for building repairs and maintenance along with increased rental income. Other expenses were unchanged at $3.4 million for the first quarter 1998 compared to 1997.

Income tax expense decreased from $3.1 million in 1997 to $2.1 in 1998. The decrease is due to lower taxable income, mainly due to lower security gains realized in 1998. The effective tax rate for the first quarter 1998 was 31.9% compared to 34.4% in the same period 1997. The change in the effective tax rate is primarily the result of changes in the amount of interest income exempt from income taxes as a percentage of income before taxes.

Total assets were $1.60 billion at March 31, 1998 compared to $1.65 billion at December 31, 1997. Cash and cash equivalents decreased $7.2 million to $56.5 million at March 31, 1998. Net loans were $1.01 billion at quarter end compared to $1.03 billion at December 31, 1997. The indirect segment of the loan portfolio decreased from $88.4 million at December 31, 1997 to $75.9 million at March 31, 1998 as a result of the Company's exit from that market in December 1997. Securities available for sale decreased from $454 million at year end to $439 million at March 31, 1998. Total deposits decreased $27 million from $1.33 billion at December 31, 1997 of which $10 million was attributable to non-interest bearing deposits. The Company reduced its short-term borrowings by $26 million from $48 million at December 31, 1997 to $22 million at March 31, 1998 primarily in federal funds purchased ($4 million at March 31, 1998 compared to $33 million at December 31, 1997).


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The Company's exposure to market risk arises from changes in interest rates and equity prices. Managing these risks is the responsibility of the Company's Asset/Liability Management Committee ("ALCO") established by the Board of Directors. ALCO meets periodically, at least quarterly, to evaluate the Company's market risk exposure.

Based upon ALCO's most recent evaluation, management does not believe the Company's risk position at March 31, 1998 has changed materially from year-end 1997.


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


        2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

        10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard
                L. Geach, David L. Murray, Kenneth A. Urban, Steven E. Flahaven and Scott Dixon (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

        10.2* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Robert Hinman, Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).


                          GRAND PREMIER FINANCIAL, INC.
                                AND SUBSIDIARIES


        10.3* Grand Premier Financial, Inc. 1996 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K dated December 31, 1997, Commission file No. 0-20987).

        10.4* Premier Financial Services, Inc. 1995 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K dated December 31, 1997, Commission file No. 0-20987).

        10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K dated December 31, 1997, Commission file No. 0-20987).

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

        10.8* Grand Premier Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company's 1996 Annual Report on Form 10-K, File No. 0-20987).

        10.9* Grand Premier Financial, Inc. Savings and Stock Plan and Trust (incorporated by reference to Exhibit 10.9 of the Company's 1996 Annual Report on Form 10-K, File No. 0-20987).

        10.10* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997, Commission file No. 0-20987.)

        11. Statement re computation of per share earnings (See Note 2 to the Consolidated Financial Statements for the three months ended March 31, 1998).

        27.     Financial Data Schedule, for the three months ended March
                31, 1998.


     (B) Reports on Form 8-K

        No Form 8-K was required to be filed during the quarter ended March 31, 1998 as there were no events or transactions to be reported.



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


                                  GRAND PREMIER FINANCIAL, INC
                                    (Registrant)





May 7, 1998                       /s/ David L. Murray
Date                              David L. Murray, Executive Vice President
                                  and Chief Financial Officer