Form 10-Q
period 1998-06-30
GRAND PREMIER FINANCIAL INC
filed 1998-08-11
CIK 1013044

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on July 31, 1998 was 20,043,730 shares.








                 GRAND PREMIER FINANCIAL INCORPORATED

                     FORM 10-Q:  QUARTERLY REPORT

                    FOR QUARTER ENDED JUNE 30, 1998

                           TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

      Consolidated Balance Sheets
        June 30, 1998 (unaudited) and December 31, 1997.         2 - 3

      Consolidated Statements of Income (unaudited)
        Six Months Ended June 30, 1998 and 1997                  4 - 5
        Three Months Ended June 30, 1998 and 1997                6 - 7

      Consolidated Statements of Cash Flow (unaudited)
        Six Months Ended June 30, 1998 and 1997                  8 - 9

      Notes to Unaudited Consolidated Financial Statements      10 - 12

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 13 - 18

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                           19


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders   20

  Item 5. Other Information

  Item 6.  A. Exhibits                                          20 - 22

           B. Reports on Form 8-K                               22



















                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (000's omitted
                          except share data)

                                                 June 30,   December 31,
                                                   1998          1997
                                               (Unaudited)    (Audited)

Cash and non-interest bearing deposits          $   49,892    $   63,502
Interest bearing deposits                               91           159
Federal funds sold                                  28,000             -
    Cash and cash equivalents                       77,983        63,661

Securities available for sale, at fair value       458,933       454,400
Securities purchased under agreements to resell     13,726        19,922

Loans                                              996,631     1,028,863
  Less: Unearned discount                             (932)         (991)
        Allowance for possible loan losses         (13,162)      (15,404)
    Net loans                                      982,537     1,012,468

Bank premises and equipment                         35,243        35,154
Excess cost over fair value of net
  net assets acquired, net                          16,083        16,885
Accrued interest receivable                         11,994        12,994
Other assets                                        22,182        30,896

          Total assets                          $1,618,681    $1,646,380





























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


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (000's omitted
                          except share data)

                                                 June 30,   December 31,
                                                   1998          1997
                                               (Unaudited)    (Audited)
Liabilities

  Non-interest bearing deposits                 $  191,470    $  187,943
  Interest bearing deposits                      1,138,065     1,142,588
          Total deposits                         1,329,535     1,330,531

  Short-term borrowings                             13,707        47,598
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 26,062        25,736

          Total liabilities                      1,439,304     1,473,865


Stockholders' equity

  Preferred stock - $1 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    6/30/98        12/31/97
      Authorized      30,000,000      30,000,000
      Issued          20,018,020      20,002,563
      Outstanding     19,972,176      20,002,563       200           200
  Surplus                                           49,788        49,735
  Retained earnings                                104,226        98,781
  Accumulated other comprehensive income            16,389        14,549
  Treasury stock, at cost
    (45,844 shares at 6/30/98)                        (476)            -

          Stockholders'  equity                    179,377       172,515

          Total liabilities &
          stockholders' equity                  $1,618,681    $1,646,380










                The accompanying notes are an integral
                  part of these financial statements.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                            (000's omitted
                        except per share data)

                SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998          1997

Interest income
  Interest and fees on loans                      $44,637       $43,566
  Interest and dividends on
    investment securities:
      Taxable                                       8,661        11,889
      Exempt from federal income tax                4,129         3,800
  Other interest income                               961           477

          Total interest income                    58,388        59,732

Interest expense
  Interest on deposits                             24,239        26,252
  Interest on short-term borrowings                   606         1,114
  Interest on long-term borrowings                  2,152           952

          Total interest expense                   26,997        28,318

Net interest income                                31,391        31,414
Provision for possible loan losses                  1,800         1,360

Net interest income after provision
  for possible loan losses                         29,591        30,054

Other income
  Service charges on deposits                       2,841         2,810
  Trust fees                                        1,698         1,433
  Investment securities gains, net                  1,926         2,824
  Other income                                      1,983         2,328

          Total other income                        8,448         9,395

Other expenses
  Salaries                                          9,501         9,999
  Pension, profit sharing and other
    employee benefits                               2,516         2,444
  Net occupancy of bank premises                    2,173         2,362
  Furniture and equipment                           1,990         1,735
  Amortization of excess cost over fair
    value of net assets acquired                      802           802
  Other                                             7,156         7,349

          Total other expenses                     24,138        24,691








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


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                              (Continued)
                            (000's omitted
                        except per share data)

                SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998          1997


Income before income taxes                        $13,901       $14,758
Applicable income taxes                             4,482         4,867

Net income                                        $ 9,419       $ 9,891



Earnings per share
      Basic                                       $   .45       $   .48
      Diluted                                     $   .44       $   .47






































                The accompanying notes are an integral
                  part of these financial statements.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                            (000's omitted
                        except per share data)

               THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998          1997

Interest income
  Interest and fees on loans                      $22,322       $22,735
  Interest and dividends on
    investment securities:
      Taxable                                       4,147         5,792
      Exempt from federal income tax                2,044         1,910
  Other interest income                               673           196

          Total interest income                    29,186        30,633

Interest expense
  Interest on deposits                             12,143        13,048
  Interest on short-term borrowings                   160           771
  Interest on long-term borrowings                  1,082           479

          Total interest expense                   13,385        14,298

Net interest income                                15,801        16,335
Provision for possible loan losses                    900           950

Net interest income after provision
  for possible loan losses                         14,901        15,385

Other income
  Service charges on deposits                       1,451         1,403
  Trust fees                                          849           716
  Investment securities gains (losses), net         1,743          (616)
  Other income                                        746         1,114

          Total other income                        4,789         2,617

Other expenses
  Salaries                                          4,732         4,877
  Pension, profit sharing and other
    employee benefits                               1,324           991
  Net occupancy of bank premises                    1,082         1,075
  Furniture and equipment                           1,007           926
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             3,789         3,981

          Total other expenses                     12,335        12,251








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


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                              (Continued)
                            (000's omitted
                        except per share data)

               THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998          1997


Income before income taxes                        $ 7,355       $ 5,751
Applicable income taxes                             2,394         1,767

Net income                                        $ 4,961       $ 3,984



Earnings per share
      Basic                                       $   .24       $   .19
      Diluted                                     $   .23       $   .19






































                The accompanying notes are an integral
                  part of these financial statements.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (000's omitted)

                SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       1998         1997

Cash flows from operating activities:

Net earnings                                        $ 9,419     $  9,891
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                               844          499
    Excess of cost over net assets acquired             802          802
    Other                                               152          392
  Depreciation                                        2,067        1,652
  Provision for possible loan losses                  1,800        1,360
  Gain on sale related to:
    Investment securities                            (1,926)      (2,824)
    Loans sold to secondary market                     (185)         (84)
  Loans originated for sale                         (36,794)     (12,644)
  Loans sold to secondary market                     36,794       12,644
  Change in:
    Other assets                                      8,572        2,301
    Other liabilities                                   324        1,628

        Net cash from operating activities           21,869       15,617

Cash flows from investing activities:

  Purchase of securities available for sale        (109,028)     (68,405)
  Proceeds from:
    Maturities of securities available for sale      93,933       59,239
    Sales of securities available for sale           14,660       64,832
  Net (increase) decrease in loans                   28,157      (64,987)
  Purchase of bank premises and equipment            (2,183)      (3,257)
  Net (increase) decrease in securities under
    resale agreements                                 6,196       (4,793)

        Net cash from investing activities           31,735      (17,371)


Cash flows from financing activities
  Net decrease in deposits                             (996)     (45,979)
  Net increase (decrease) in short term borrowings  (33,891)      61,683
  Proceeds from exercise of stock options                53           65
  Payments to acquire treasury stock                   (476)           -
  Dividends paid                                     (3,972)      (3,571)

        Net cash from financing activities          (39,282)      12,198

Net increase in cash and cash equivalents            14,322       10,444
Cash and cash equivalents at beginning of year       63,661       65,955

Cash and cash equivalents at end of period          $77,983     $ 76,399


                The accompanying notes are an integral
                  part of these financial statements.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (continued)
                            (000's omitted)

                SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                        1998         1997

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                          27,512       28,547
    Income taxes                                       2,300        4,211

  Non-cash activities:
    Loans transferred to other real estate owned          34          336










































                The accompanying notes are an integral
                  part of these financial statements.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements for the three months and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with these consolidated financial statements. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

2. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock. Earnings per share amounts for the six months and three months ended June 30, 1997 have been restated.

     The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share.

                                                                   Per
                                        Income         Shares     Share
                                     (Numerator)    (Denominator) Amount
                                   (in thousands)

     Six months ended June 30, 1998:
     Net income                        $ 9,419
     Less: Preferred stock dividends      (370)

     Basic EPS
     Income available to
      common stockholders                9,049        20,013,940    $ .45

     Effect of Dilutive securities
     Stock options                                       303,582
     Convertible preferred stock           290           851,684

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $ 9,339        21,169,206    $ .44


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


2. (Continued)

     Six months ended June 30, 1997:
     Net income                        $ 9,891
     Less: Preferred stock dividends      (370)

     Basic EPS
     Income available to
      common stockholders                9,521        20,001,311    $ .48

     Effect of Dilutive securities
     Stock options                                       193,329
     Convertible preferred stock           290           851,684

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $ 9,811        21,046,324    $ .47


     Three months ended June 30, 1998:
     Net income                        $ 4,961
     Less: Preferred stock dividends      (185)

     Basic EPS
     Income available to
      common stockholders                4,776        20,018,020    $ .24

     Effect of Dilutive securities
     Stock options                                       312,187
     Convertible preferred stock           145           851,684

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $ 4,921        21,181,891    $ .23


     Three months ended June 30, 1997:
     Net income                        $ 3,984
     Less: Preferred stock dividends      (185)

     Basic EPS
     Income available to
      common stockholders                3,799        20,002,563    $ .19

     Effect of Dilutive securities
     Stock options                                       218,086
     Convertible preferred stock           145           851,684

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $ 3,944        21,072,333    $ .19





                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)

3. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company is required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the stockholders' equity section of the balance sheet. For interim reporting purposes, the disclosure of other comprehensive income may be included in the notes to the interim financial statements.

     The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.

                                                      Six months ended
                                                          June 30,
                                                       1998      1997

     Net income                                       $ 9,419   $ 9,891

     Other comprehensive income, net of tax
         Unrealized gains on securities:
           Unrealized gain arising
             during the period                          2,870     6,424
           Reclassification adjustment for
             (gains) losses included in net income     (1,030)   (1,771)
     Other comprehensive income                         1,840     4,653

     Comprehensive income                             $11,259   $14,544



                                                     Three months ended
                                                          June 30,
                                                       1998      1997

     Net income                                       $ 4,961   $ 3,984

     Other comprehensive income, net of tax
         Unrealized gains on securities:
           Unrealized gain arising
             during the period                            355     6,675
           Reclassification adjustment for
             (gains) losses included in net income     (1,195)      256
     Other comprehensive income (loss)                   (840)    6,931

     Comprehensive income                             $ 4,121   $10,915



                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion provides an analysis of the Company's financial condition and results of operations, and is intended to cover significant factors affecting the Company's overall performance during the interim periods presented. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included elsewhere in this report and in the 1997 Annual Report on Form 10-K.

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information that involve substantial risks and uncertainties. Actual results, performance or achievements could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. For a discussion of these risks and uncertainties, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report on Form 10-K.

Results of Operations

Net income for the quarter ended June 30, 1998 totaled $5.0 million, or $.23 per diluted share, compared to $4.0 million, or $.19 per diluted share, for the quarter ended June 30, 1997. For the six months ended June 30, net income in 1998 totaled $9.4 million, $.44 per diluted share, compared to $9.9 million, $.47 per diluted share, in 1997. Year-to-date securities gains, net of tax, contributed $1.2 million, or $.05 per diluted share in 1998 and $1.7 million, $.08 per diluted share, in 1997. Excluding securities gains, net income for the six month periods remained comparable at $8.2 million for both years.

Taxable equivalent net interest income was essentially unchanged at $33.7 and $33.6 million for the six months ended June 30, 1998 and 1997, respectively. Net interest income remained stable despite lower average earning assets; $1.52 billion in 1997 versus $1.48 billion in 1998. The yield on average earning assets was 8.28% in 1998, up from 8.22% in 1997. The increase is the result of an improvement in average loan yield from 8.90% in 1997 to 9.04% in 1998, but is partially offset by declining investment yields; from 7.04% in 1997 to 6.73% in 1998. The cost of funds also declined from 3.76% in 1997 to 3.69% in 1998 primarily due to lower rates paid on interest bearing deposits. For the six month periods, the Company's taxable equivalent net interest margin improved from 4.46% in 1997 to 4.60% in 1998.

For the quarters ended June 30, taxable equivalent net interest income declined $524,000, from $17.4 million in 1997 to $16.9 million in 1998. During the comparable quarters, average earnings asset were $1.48 billion in 1998 and $1.53 billion in 1997. Average accruing loans, at $987 million, were $29 million lower in the second quarter 1998 compared to $1.02 billion in 1997. The average yield on loans increased to 9.09% in 1998 versus 8.99% in 1997. Average investment securities were $445 million in 1998, $53 million lower than $498 million in 1997. The average yield on investment securities declined from 7.08% in 1997 to 6.57% in 1998. During the first quarter of 1998, the average yield on investment securities was 6.89%. The decline in yield on investment securities from 7.08% during the second quarter 1997 to 6.89% during the first


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

quarter 1998 is primarily due to lower market interest rates. The decline from first quarter 1998 to 6.57% in the second quarter 1998 is primarily the result of additional premium amortization on mortgage-backed securities. During the quarter ended June 30, 1998, prepayments on collateralized mortgage obligations exceeded management's estimates and resulted in approximately $350,000 of premium amortization above the amount recorded in the first quarter of 1998. Management believes that the rate of prepayments may continue at higher than historical levels in the current interest rate environment. The Company's cost of funds declined from 3.76% during the second quarter of 1997 to 3.64% in the comparable quarter of 1998. The average rate paid on interest bearing deposits dropped from 4.37% in 1997 to 4.29% in 1998. Lower rates paid for short and long term borrowings also contributed to the lower cost of funds. Overall, net interest margin was up slightly to 4.60% during the second quarter 1998 compared to 4.58% for the second quarter of 1997.

The Company's provision for possible loan losses was $900,000 for the second quarter of 1998 compared to $950,000 in the similar quarter last year. Year-to-date provisions through June 30, were $1.8 and $1.4 million for 1998 and 1997, respectively. The Company's provision is based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses. The allowance for possible loan losses was $13.2 million, 1.32% of gross loans, at June 30, 1998 compared to $15.4 million, 1.50% of gross loans, at December 31, 1997.

Nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing and renegotiated loans) totaled $10.6 million at June 30, 1998 compared to $8.0 million at December 31, 1997. The increase in nonperforming loans is primarily attributable to loans secured by real estate consisting of nonfarm, nonresidential properties and is partially offset by a $1.1 million reduction in nonaccruing indirect auto loans. Net charge-offs for first six months of 1998 were $4.0 million, compared to $620,000 for the same period in 1997. Approximately $3.2 million of the net charge-offs recorded in 1998 were from the indirect auto segment of the portfolio. During the final quarter of 1997, the Company made a provision for possible loan losses of approximately $6 million as a result of deterioration specifically identified in the indirect portfolio. In addition, the Company announced its intention to discontinue originating new indirect loans. Management believes the allowance for possible loan losses is adequate to absorb future losses in the loan portfolio.

Other income for the six month periods decreased from $9.4 million in 1997 to $8.4 million in 1998. The decrease is primarily attributable to $2.8 million in securities gains realized in 1997 compared to $1.9 million in 1998. Excluding securities gains, other income was $6.5 million and $6.6 million for the six months ended June 30, 1998 and 1997, respectively. Service charges on deposits continues to be the predominant source of other income at $2.8 million in each of the six month periods. Trust fees have increased 18% from $1.4 million in 1997 to $1.7 million due to growth in managed assets as well as the number of clients served by the Company. Net gains on the sale of loans contributed $185,000 to other income in 1998 compared to $84,000 in 1997.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

For the quarter ended June 30, securities gains contributed $1.7 million to other income in 1998 compared to losses of $616,000 realized in 1997. Also during the comparable quarters, the Company recorded $200,000 gains on the sale of loans from residential mortgage loan originations in 1998 as compared to $50,000 in 1997. The gains from the sale of loans to the secondary market in 1998, were more than offset by a loss of approximately $266,000 relating to a sale of $8.1 million in indirect loans. Excluding the effects of gains and losses from sales of loans and securities, other income remained comparable between the second quarter of 1998 and 1997. The largest component of other income, service charges on deposits, was $1.45 million in 1998 and $1.40 million in 1997.

Total other expenses were $24.1 million and $24.7 million for the six months ended June 30, 1998 and 1997, respectively. Salaries and benefits, the largest component of other expenses, decreased $426,000 from $12.4 million in 1997 to $12.0 million in 1998. In the first quarter of 1997, the Company completed a restructuring plan that eliminated 45 full time equivalent positions and resulted in lower salaries and benefits. Year-to-date net occupancy, furniture and equipment expense remained comparable at $4.2 million and $4.1 million at June 30, 1998 and 1997, respectively. Other expenses decreased to $7.2 million for the first six months in 1998 from $7.4 million in 1997. In response to aggressive collection efforts in the indirect loan portfolio, loan expenses relating to collections were approximately $399,000 in 1998, compared to $36,000 in 1997. Forgery losses of approximately $200,000 were incurred in 1997, mainly in the second quarter.

Total other expenses were comparable at $12.3 million for the quarters ended June 30, 1998 and 1997. During the quarters, salaries and benefits increased slightly to $6.1 million in 1998 from $5.9 in 1997. Furniture and equipment expense also increased modestly, to $1.0 million in 1998 from $926,000 in 1997 primarily due to standardization of computer equipment in 1997. Other expenses decreased in 1998 to $3.8 million from $4.0 million in the second quarter 1997 despite the increased loan costs associated with the indirect loan portfolio.

Year to date income tax expense decreased from $4.9 million in 1997 to $4.5 million in 1998. The effective tax rate for the six months ended June 30, 1998 was 32.2% compared to 33.0% in 1997. The change in the effective tax rate is primarily the result of changes in the amount of interest income exempt from federal income taxes as a percentage of income before taxes.


Financial Condition

Total assets were $1.62 billion at June 30, 1998 compared to $1.65 billion at December 31, 1997. An increase in federal funds sold, $28 million, less a $14 million decrease in cash and non-interest bearing deposits created a net increase in cash and cash equivalents from $64 million at year end 1997, to $78 at June 30. Securities available for sale increased slightly from $454.4 million to $458.9 million mainly due to an increase in fair value. Loans, net of unearned discount, decreased $32 million from $1.028 billion at December 31, 1997 to $996 million at June 30, 1998. As a result of the Company's decision to exit the indirect auto loan market, the balance of indirect loan portfolio has declined


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

from $88.4 million at December 31, 1997 to $56.7 million at June 30, 1998. The decline in indirect loans is from normal principal repayments and a sale of loans totaling approximately $8.1 million during the second quarter. Total deposits were virtually unchanged at $1.33 billion at December 31, 1997 and June 30, 1998. Short-term borrowings at $13.7 million, were $33.9 million lower at June 30 compared to $47.6 million at December 31, 1997. Nearly all of the reduction in short-term borrowings is in the form of federal funds purchased, $33 million at December 31, 1997 and zero at June 30, 1998.


Current Accounting Developments

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 on January 1, 1998 and required disclosures will be included beginning with the Company's 1998 Form 10-K Annual Report. The Company operates as a single segment.

The FASB has issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted SFAS 132 on January 1, 1998.

The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.


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

In mid 1997, the Company established an internal task force to identify and/or resolve issues related to the year 2000 change. The task force has inventoried all of the systems used by the Company, and has identified those which are deemed "mission critical" to its business. As a part of its responsibilities, the task force maintains regular communications with vendors providing critical systems to the Company to verify that 1) their time-lines and benchmarks are met, 2) testing is performed regularly and according to schedule, and 3) necessary changes are being identified and addressed. Similarly, the task force has established its own benchmarks and time-lines for managing the "year 2000 project", for evaluating and changing if necessary other systems used internally by the Company, and for prioritizing efforts with regard to overall year 2000 issues as they apply to the Company. In addition, the task force is in the process of developing contingency plans to provide vital services in case of vendor and/or system failures.

The Company is using the services of an outside technical consultant to assist the task force in its efforts. Fees associated with the contractual arrangement are estimated at $50,000 over 1998 and 1999. All external costs associated with the "year 2000 project" will be charged to expense as incurred.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)


In August of 1998, the Company entered into an agreement to obtain a major data processing system different from that currently in use. The vendor has asserted that its system is fully "year 2000 ready."
Management anticipates the conversion from its current system to the new system will occur in the second quarter of 1999.


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

Based upon ALCO's most recent evaluation, management does not believe the Company's risk position at June 30, 1998 has changed materially from year-end 1997 which is more thoroughly discussed in the Company's Form 10-K.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES



PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   The following matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended June 30, 1998, at the Annual Meeting of Grand Premier Financial, Inc., held on May 27, 1998.

   1. Election of five (5) Class II directors for a term of three years. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Stockholders voted and elected the following five nominees to serve until the 2001 Annual
       Stockholders Meeting.

       Nominee                      Votes For      Votes Against

       Jean M. Barry               16,364,745          280,328
       James Esposito              16,629,597           15,476
       R. Gerald Fox               16,638,766            6,308
       David L. Murray             16,547,676           97,398
       Stephen J. Schostok         16,586,302           58,771


   2. Ratification and approval of the Non-employee Directors Stock Option Plan, which was adopted by the Board of Directors effective February 23, 1998. Stockholders voted and approved the plan with 15,869,322 votes cast for the plan. Votes cast against the plan totaled 496,692 and 279,058 votes abstained.


   Item 5. Other Information

   The Company has determined that four of its rural offices, in Polo, Stockton, Warren and Mount Carroll, Illinois, no longer fit its long-term organizational profile. As a result, the deposit liabilities totaling approximately $80 million, property and equipment of these offices are currently being marketed for potential sale to non-affiliated financial institutions. Subject to execution of purchase and assumption agreement(s) at terms acceptable to the Company, management anticipates the offices will be sold during the fourth quarter, 1998.


   Item 6. Exhibits and Reports on Form 8-K

     (A) Exhibits as follows

       The following exhibits are filed with, or incorporated by reference in, this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

       2.1 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form
             S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated
                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES


             by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

       10.10*Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997, Commission file No. 0-20987.)

       10.11*Grand Premier Financial, Inc. Non-Employee Directors Stock
             Option Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement dated April 13, 1998.)

       11. Statement re computation of per share earnings (See Note 2 to the Consolidated Financial Statements for the three and six months ended June 30, 1998).

       27.   Financial Data Schedule, for the six months ended June 30,
             1998

     (B) Reports on Form 8-K

       No Form 8-K was required to be filed during the quarter ended June 30, 1998 as there were no events or transactions to be reported.


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


                             GRAND PREMIER FINANCIAL, INC
                               (Registrant)





August 11, 1998              /s/ David L. Murray
Date                         David L. Murray, Executive Vice President
                             and Chief Financial Officer