Form 10-Q
period 1998-09-30
GRAND PREMIER FINANCIAL INC
filed 1998-11-12
CIK 1013044

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998


                                   - OR -

        _ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on October 30, 1998 was 21,987,627 shares.








                 GRAND PREMIER FINANCIAL INCORPORATED

                     FORM 10-Q:  QUARTERLY REPORT

                 FOR QUARTER ENDED SEPTEMBER 30, 1998

                           TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements

      Consolidated Balance Sheets (unaudited)
        September 30, 1998 and December 31, 1997.                2 - 3

      Consolidated Statements of Income (unaudited)
        Nine Months Ended September 30, 1998 and 1997            4 - 5
        Three Months Ended September 30, 1998 and 1997           6 - 7

      Consolidated Statements of Cash Flow (unaudited)
        Nine Months Ended September 30, 1998 and 1997            8 - 9

      Notes to Unaudited Consolidated Financial Statements      10 - 12

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 13 - 19

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                           20


PART II. OTHER INFORMATION

  Item 5. Other Information                                     21

  Item 6.  A. Exhibits                                          21 - 23

           B. Reports on Form 8-K                               24



















                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                            (000's omitted
                          except share data)

                                              September 30,  December 31,
                                                   1998          1997

Cash and non-interest bearing deposits          $   38,099    $   63,502
Interest bearing deposits                            1,677           159
Federal funds sold                                  55,661             -
    Cash and cash equivalents                       95,437        63,661

Securities available for sale, at fair value       515,899       454,400
Securities purchased under agreements to resell     13,775        19,922

Loans                                              951,686     1,028,863
  Less: Unearned discount                             (934)         (991)
        Allowance for possible loan losses         (12,917)      (15,404)
    Net loans                                      937,835     1,012,468

Bank premises and equipment                         34,628        35,154
Excess cost over fair value of net
  net assets acquired, net                          15,682        16,885
Accrued interest receivable                         12,510        12,994
Other assets                                        15,479        30,896

          Total assets                          $1,641,245    $1,646,380




























                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                              (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (000's omitted
                          except share data)

                                              September 30,  December 31,
                                                   1998          1997
Liabilities

  Non-interest bearing deposits                 $  185,073    $  187,943
  Interest bearing deposits                      1,170,760     1,142,588
          Total deposits                         1,355,833     1,330,531

  Short-term borrowings                             11,439        47,598
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 22,234        25,736

          Total liabilities                      1,459,506     1,473,865


Stockholders' equity

  Preferred stock - $1 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    9/30/98        12/31/97
      Authorized      30,000,000      30,000,000
      Issued          22,048,103      22,002,819
      Outstanding     21,987,627      22,002,819       220           220
  Surplus                                           79,082        79,029
  Retained earnings                                 87,439        69,467
  Accumulated other comprehensive income             6,366        14,549
  Treasury stock, at cost
    (60,476 shares at 9/30/98)                        (618)            -

          Stockholders'  equity                    181,739       172,515

          Total liabilities &
          stockholders' equity                  $1,641,245    $1,646,380










                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                            (000's omitted
                        except per share data)

             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998          1997

Interest income
  Interest and fees on loans                      $66,281       $67,019
  Interest and dividends on
    investment securities:
      Taxable                                      13,416        17,061
      Exempt from federal income tax                6,263         5,731
  Other interest income                             1,851           637

          Total interest income                    87,811        90,448

Interest expense
  Interest on deposits                             36,779        39,322
  Interest on short-term borrowings                   772         2,059
  Interest on long-term borrowings                  3,246         1,435

          Total interest expense                   40,797        42,816

Net interest income                                47,014        47,632
Provision for possible loan losses                  2,700         2,285

Net interest income after provision
  for possible loan losses                         44,314        45,347

Other income
  Service charges on deposits                       4,269         4,282
  Trust fees                                        2,547         2,151
  Investment securities gains, net                 20,132         3,496
  Other income                                      3,195         3,670

          Total other income                       30,143        13,599

Other expenses
  Salaries                                         14,204        14,973
  Pension, profit sharing and other
    employee benefits                               3,805         3,472
  Net occupancy of bank premises                    3,365         3,519
  Furniture and equipment                           2,990         2,702
  Amortization of excess cost over fair
    value of net assets acquired                    1,203         1,203
  Other                                            11,726        11,049

          Total other expenses                     37,293        36,918








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

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                              (Continued)
                            (000's omitted
                        except per share data)

             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998          1997


Income before income taxes                        $37,164       $22,028
Applicable income taxes                            13,229         7,370

Net income                                        $23,935       $14,658



Earnings per share
      Basic                                       $  1.06       $   .64
      Diluted                                     $  1.03       $   .63






































                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                            (000's omitted
                        except per share data)

            THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998          1997

Interest income
  Interest and fees on loans                      $21,644       $23,453
  Interest and dividends on
    investment securities:
      Taxable                                       4,755         5,172
      Exempt from federal income tax                2,134         1,931
  Other interest income                               890           160

          Total interest income                    29,423        30,716

Interest expense
  Interest on deposits                             12,540        13,070
  Interest on short-term borrowings                   166           945
  Interest on long-term borrowings                  1,094           483

          Total interest expense                   13,800        14,498

Net interest income                                15,623        16,218
Provision for possible loan losses                    900           925

Net interest income after provision
  for possible loan losses                         14,723        15,293

Other income
  Service charges on deposits                       1,428         1,472
  Trust fees                                          849           718
  Investment securities gains, net                 18,206           672
  Other income                                      1,212         1,342

          Total other income                       21,695         4,204

Other expenses
  Salaries                                          4,703         4,974
  Pension, profit sharing and other
    employee benefits                               1,289         1,028
  Net occupancy of bank premises                    1,192         1,157
  Furniture and equipment                           1,000           967
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             4,570         3,700

          Total other expenses                     13,155        12,227








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

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                              (Continued)
                            (000's omitted
                        except per share data)

            THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998          1997


Income before income taxes                        $23,263       $ 7,270
Applicable income taxes                             8,747         2,503

Net income                                        $14,516       $ 4,767



Earnings per share
      Basic                                       $   .65       $   .21
      Diluted                                     $   .62       $   .20






































                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (000's omitted)

             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       1998         1997

Cash flows from operating activities:

Net income                                          $23,935     $ 14,658
Adjustments to reconcile net earnings to
    net cash from operating activities:
  Amortization net, related to:
    Investment securities                             1,051          710
    Excess of cost over net assets acquired           1,203        1,203
    Other                                               251          702
  Depreciation                                        3,079        2,611
  Provision for possible loan losses                  2,700        2,285
  Gain on sale related to:
    Investment securities                           (20,132)      (3,496)
    Loans sold to secondary market                     (367)        (166)
  Loans originated for sale                         (52,149)     (20,845)
  Loans sold to secondary market                     52,516       21,011
  Change in:
    Other assets                                     21,237      (10,066)
    Other liabilities                                (3,506)       2,964

        Net cash from operating activities           29,818       11,571

Cash flows from investing activities:

  Purchase of securities available for sale        (268,452)     (94,354)
  Proceeds from:
    Maturities of securities available for sale     157,575       77,776
    Sales of securities available for sale           55,048       90,290
  Net (increase) decrease in loans                   71,606      (74,969)
  Purchase of bank premises and equipment            (2,585)      (4,061)
  Net (increase) decrease in securities under
    resale agreements                                 6,147       (6,012)

        Net cash from investing activities           19,339      (11,330)


Cash flows from financing activities
  Net increase (decrease) in deposits                25,302      (63,632)
  Net increase (decrease) in short term borrowings  (36,159)      58,837
  Proceeds from exercise of stock options                53           65
  Purchase of treasury stock                           (618)           -
  Dividends paid                                     (5,959)      (5,357)

        Net cash from financing activities          (17,381)     (10,087)

Net increase (decrease) in cash and cash equivalents 31,776       (9,846)
Cash and cash equivalents at beginning of year       63,661       65,955

Cash and cash equivalents at end of period          $95,437     $ 56,109


                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (continued)
                            (000's omitted)

             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        1998         1997

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                          41,232       42,775
    Income taxes                                       2,650        8,811

  Non-cash activities:
    Loans transferred to other real estate owned         108          965










































                The accompanying notes are an integral
                  part of these financial statements.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the financial information of Grand Premier and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements for the three months and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with these consolidated financial statements. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

2. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock. Earnings per share amounts for the nine months and three months ended September 30, 1997 have been restated.

     The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share. Share data has been adjusted for a 10% stock dividend declared September 28, 1998.

                                                                   Per
                                        Income         Shares     Share
                                     (Numerator)    (Denominator) Amount
                                   (in thousands)

     Nine months ended September 30, 1998:

     Net income                        $23,935
     Less: Preferred stock dividends      (555)

     Basic EPS
     Income available to
      common stockholders               23,380        21,974,413    $1.06

     Effect of Dilutive securities:
     Stock options                                       311,375
     Convertible preferred stock           435           936,852

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $23,815        23,222,640    $1.03

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


2. (Continued)

     Nine months ended September 30, 1997:

     Net income                        $14,658
     Less: Preferred stock dividends      (555)

     Basic EPS
     Income available to
      common stockholders               14,103        22,001,906    $ .64

     Effect of Dilutive securities:
     Stock options                                       235,765
     Convertible preferred stock           435           936,852

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $14,538        23,174,523    $ .63


     Three months ended September 30, 1998:

     Net income                        $14,516
     Less: Preferred stock dividends      (185)

     Basic EPS
     Income available to
      common stockholders               14,331        21,985,843    $ .65

     Effect of Dilutive securities:
     Stock options                                       262,832
     Convertible preferred stock           145           936,852

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $14,476        23,185,527    $ .62


     Three months ended September 30, 1997:

     Net income                        $ 4,767
     Less: Preferred stock dividends      (185)

     Basic EPS
     Income available to
      common stockholders                4,582        22,002,819    $ .21

     Effect of Dilutive securities:
     Stock options                                       273,439
     Convertible preferred stock           145           936,852

     Diluted EPS
     Income available to common
      stockholders and assumed
      conversions                      $ 4,727        23,213,110    $ .20

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

                                                      Nine months ended
                                                        September 30,
                                                       1998      1997

     Net income                                       $23,935   $14,658

     Other comprehensive income, net of tax
         Unrealized gains on securities:
           Unrealized gain arising
             during the period                          1,995    11,048
           Reclassification adjustment for
             (gains) losses included in net income    (10,178)   (1,879)
     Other comprehensive income                        (8,183)    9,169

     Comprehensive income                             $15,752   $23,827


                                                     Three months ended
                                                        September 30,
                                                       1998      1997

     Net income                                       $14,516   $ 4,767

     Other comprehensive income, net of tax
         Unrealized gains on securities:
           Unrealized gain arising
             during the period                          1,649     4,148
           Reclassification adjustment for
             (gains) losses included in net income    (11,672)      368
     Other comprehensive income (loss)                (10,023)    4,516

     Comprehensive income                             $ 4,493   $ 9,283



4. The Company declared a 10% stock dividend on September 28, 1998. The stock dividend will be distributed on December 1, 1998 to stockholders of record on November 15, 1998. All share and per share amounts for all periods presented have been restated to reflect the stock dividend.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion provides an analysis of the Company's financial condition and results of operations, and is intended to cover significant factors affecting the Company's overall performance during the interim periods presented. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition that are not otherwise apparent from the consolidated financial statements included in this report, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included elsewhere in this report and in the 1997 Annual Report on Form 10-K.

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

The Company declared a 10% stock dividend on September 28, 1998. Share and per share amounts for all periods presented have been adjusted to reflect the stock dividend.


Results of Operations

Net income for the quarter ended September 30, 1998 totaled $14.5 million, or $.62 per diluted share, compared to $4.8 million, or $.20 per diluted share for quarter ended September 30, 1997. During the third quarter 1998, the Company sold its portfolio of listed equity securities. Total after tax securities gains realized during the quarter were approximately $11 million, or $.47 diluted earnings per share. In the similar quarter of 1997, the Company realized securities gains of approximately $405,000, or $.02 per diluted share. Excluding securities gains net of tax, net income was $3.5 million, or $.15 per diluted share, for the third quarter 1998 compared to $4.3 million, or $.18 per diluted share, in 1997. Net income for the nine months ended September 30, 1998 totaled $23.9 million, or $1.03 per diluted share, compared to $14.7 million, or $.63 per diluted share for the nine months ended September 30, 1997. Year-to-date after tax securities gains contributed $12.1 million, or $.52 per diluted share, and $2.1 million, or $.09 per diluted share, for 1998 and 1997, respectively. Excluding the after tax securities gains, year-to-date net income totaled $11.8 million, or $.51 per diluted share, in 1998 compared to $12.6 million, or $.54 per diluted share, in 1997.

Taxable equivalent net interest income for the nine month period totaled $50.4 million in 1998, down from $51.1 million in 1997. Average earning assets were $1.49 billion in 1998, down from $1.52 billion in 1997. The average yield on earning assets through September 30, was 8.20% in 1998 compared to 8.26% in 1997. During the periods, average loan yield increased from 8.96% on average loans of $1.0 billion in 1997 to 9.04% on average loans of $982 million in 1998. The increase in the loan yield was more than offset by a decline in investment yields from 6.95% in 1997 to 6.64% in 1998. Average investments decreased from $502 million in 1997


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

to $464 million in 1998. While the yield on earning assets decreased, the average cost of funds also decreased from 3.76% in 1997 to 3.67% in 1998. The Company's net interest margin improved to 4.54% in 1998 compared to 4.50% in 1997, however the lower base of earning assets resulted in a decline in net interest income.

During the third quarter 1998, taxable equivalent net interest income totaled $16.8 million compared to $17.5 million in the similar quarter of 1997. The declining trend in net interest income is mainly attributable to the effects of declining interest rates and weakened loan demand. Average accruing loan balance during the third quarter of 1998 was $952 million compared to $1.03 billion a year ago. During the third quarter, the 9.02% average rate earned on loans decreased slightly compared to 9.06% in the similar quarter of 1997. The decline in loan demand resulted in an increase in lower yielding short-term investments (federal funds sold and securities purchased under agreements to resell) and the investment portfolio. Average investment securities totaled $493 million for the quarter ended September 1998, compared to $483 million in 1997. The average taxable equivalent yield on investment securities was 6.48% during the third quarter 1998, 27 basis points lower than 6.75% last year. The decline in investment yield is the combined result of increased purchases of securities in the lower interest rate environment and additional premium amortization due to accelerated prepayments on mortgage-backed investment securities. With all factors combined, the average yield on earning assets declined to 8.05% during the third quarter compared to 8.32% a year ago. At the same time, the Company's quarterly average cost of funds decreased to a lesser extent from 3.77% in 1997 to 3.63% in 1998. During the quarters ended September 30, the Company's net interest margin was 4.42% in 1998 compared to 4.55% in 1997.

The Company's provision for possible loan losses was $900,000 for the third quarter of 1998 compared to $925,000 in the similar quarter of 1997. The year to date provisions for 1998 and 1997 were $2.7 million and $2.3 million, respectively. The Company's provision is based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loss experience, and an estimation of potential losses. The allowance for possible loan losses was $12.9 million (1.36% of gross loans) at September 30, 1998 and $15.4 million (1.50% of gross loans) at December 31, 1997.

Nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing, and renegotiated loans) totaled $9.3 million at September 30, 1998 compared to $8.0 million at December 31, 1997. The change is mainly attributable to a $3.2 million increase in loans secured by nonfarm nonresidential properties partially offset by a $1.4 million decrease in nonaccrual indirect auto loans and a $.6 million decrease in commercial loans not secured by real estate. During the first nine months, net charge-offs totaled $5.2 million in 1998 compared to $1.9 million in 1997. Net charge-offs from the indirect auto loan portfolio were $4.3 million and $1.2 million during the respective periods. The Company made a provision for possible loan losses of approximately $6 million during the final quarter of 1997 as a result of deterioration specifically identified in the indirect auto loan portfolio. At that time, the Company also announced its intention to immediately discontinue

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

originating new indirect loans. Management believes the allowance for possible loan losses is adequate to absorb future losses in the loan portfolio.

Other income increased substantially to $30.1 million for the nine months ended September 30, 1998 compared to $13.6 million for the similar period in 1997. The Company sold its portfolio of listed equity securities during the third quarter of 1998. Total securities gains contributed $20.1 million to other income in 1998 compared to $3.5 million in 1997. Excluding securities gains, other income was comparable at $10.0 million in 1998 and $10.1 in 1997. Service charges on deposits were relatively unchanged at $4.3 million for both years. Growth in managed assets and the number of clients served generated an 18% increase in trust fees from $2.2 million in 1997 to $2.5 million in 1998. Net gains on the sale of loans, offset by a $266,000 loss on a sale of approximately $8.1 million of indirect loans, contributed $370,000 to other income in 1998 compared to $166,000 in 1997.

During the third quarter 1998, the Company's $18.2 million in security gains caused a large fluctuation in other income which rose to $21.7 million. Other income in the third quarter 1997 was $4.2 million including $672,000 in securities gains. Excluding securities gains, other income was approximately $3.5 million for both years. Service charges on deposits, $1.43 million in 1998 and $1.48 million in 1997, continue to be the largest source of recurring other income. Trust fees, up 18% from $718,000 in 1997 to $849,000 in 1998, also remain a large contributor. Third quarter other income also includes gains on sales of loans, $182,000 in 1998 and $84,000 in 1997, and a one time gain of approximately $135,000 from the 1997 sale of the property and casualty product lines of the Company's insurance subsidiary.

Other expenses totaled $37.3 million year to date for 1998 compared to $36.9 million in 1997. Salaries and benefits declined from $18.4 million in 1997 to $18.0 million in 1998. Salary expense decreased $769,000 but was partially offset by a $333,000 increase in benefits. Net occupancy expenses decreased slightly from $3.5 million in 1997 to $3.4 million in 1998. Furniture and equipment expense increased from $2.7 million in 1997 to $3.0 million primarily as the result of the Company's standardization of computer equipment in 1997. Other expenses increased from $11.0 million in 1997 to $11.7 million in 1998. The 1998 increase is primarily the result of a write off of an obsolete computer software system, costs associated with the closing of two branches, and increased loan collection expenses mainly attributable to the indirect auto loan portfolio.

During third quarter of 1998, other expenses increased $928,000 to $13.2 million when compared to the same quarter of 1997. A $271,000 decrease in salary expense was nearly offset by a $261,000 increase in benefits when comparing the quarters. Combined occupancy and equipment expense increased a modest 3.2% from $2.1 million in 1997 to $2.2 million in 1998. Other expenses increased from $3.7 million in 1997 to $4.6 million in 1998. The increase is mainly attributable to the write off of a computer software system, the closing of two branches, and loan collection expenses in 1998 totaling approximately $899,000 compared to the closing of a branch and loan collection expenses of approximately $231,000 in 1997.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

Year to date income tax expense increased from $7.4 million in 1997 to $13.2 million in 1998. The effective tax rate for the nine months ended September 30, 1998 was 35.6% compared to 33.5% in 1997. The increase in the effective tax rate is primarily the result of changes in the amount of interest income exempt from federal income taxes as a percentage of income before taxes. The considerable amount of securities gains realized in 1998 makes this change more noticeable than in previous periods.


Financial Condition

Total assets were $1.64 billion at September 30, 1998, slightly lower than $1.65 billion at December 31, 1997. While total assets are essentially unchanged, asset composition did change. Cash and cash equivalents increased from $64 million at year-end to $95 million at September 30, 1998. During the nine months, investment securities increased 13.5% from $454 million at year-end to $516 million at September 30. The increase in cash, cash equivalents and investment securities is due, in large part, to weakened loan demand. Gross loans decreased 7.5% from $1.029 billion to $951 million at December 31, 1997 and September 30, 1998, respectively. Part of the decline in loan volume is the result of Company's decision to exit the indirect auto loan market. Through normal principal repayments and a sale of loans totaling approximately $8.1 million, the balance of the indirect portfolio decreased from $88.4 million at December 31, 1997 to $48.2 million at September 30, 1998.

Deposits remained relatively stable at $1.36 billion at September 30, 1998 compared to $1.33 billion at year-end. Short-term borrowings, mainly federal funds purchased, declined $36 million from $48 million at December 31, 1997. Shareholders' equity increased $9.2 million, primarily from undistributed net earnings. The realization of substantial securities gains during the third quarter created a shift from accumulated other comprehensive income to retained earnings.



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

The FASB has issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted SFAS 132 on January 1, 1998. The adoption of SFAS 132 did not have a material impact on the Company's consolidated financial statements.

The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134). SFAS 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be done only by those enterprises covered by SFAS 134 and is to be done when the statement is initially applied. The adoption of SFAS 134 is not expected to have a material impact on the Company's consolidated financial statements.


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

In mid 1997, the Company established an internal task force to identify and or resolve issues related to the year 2000 change. In addition to the internal task force, the Company employs one full time specialist as well as outside consultants dedicated to the year 2000 project. The task force has developed a comprehensive inventory of all of the systems used by the Company. Further the Company has identified those systems which are deemed "mission critical" to its business.

The Company maintains regular communications with vendors who provide critical systems to the Company to verify that 1) their time-lines and benchmarks are met, 2) testing is performed regularly and according to schedule, and 3) necessary changes are being identified and addressed. Similarly, the task force has established its own benchmarks and time-lines for managing the "year 2000 project", for evaluating and changing (if necessary) other systems used internally by the Company, and for prioritizing efforts with regard to overall year 2000 issues as they apply to the Company.

Management has developed contingency plans in the event that efforts to remedy the Company's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans are being designed to address any failure to remedy the Company's internal systems and to address failures of any third party vendors. The contingency plans primarily include the use of substitute third party service providers, and/or a shift to manual processes.

The Company has begun testing of all mission critical systems. Mission critical testing for third party systems is partially dependent on the vendor and accomplished mostly through user group and/or proxy testing. Mission critical testing for in house systems is being performed by the Company's year 2000 task force members, key members of the technology group, and outside consultants. Management plans on having all testing completed by June 30, 1999.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (continued)

In August of 1998, the Company entered into an agreement to switch core data processing systems. The new system is more in line with the Company's business plan and will assist the Company in focusing on relationship banking. Conversion to the new system is anticipated to occur early in the second quarter of 1999. The new data processing system will be purchased software operated "in house". The vendor has asserted that its system is fully "year 2000 ready". Current user groups have reviewed the vendor's testing and determined the testing to be satisfactory and the system "year 2000 compliant".

As a part of its credit analysis process, the Company has also developed a project plan for assessing the Year 2000 readiness of its significant credit customers. Initial information has been obtained from significant borrowers relative to their year 2000 preparedness. The Company will continue correspondence with these significant customers to ensure continued progress and preparedness for year 2000.

The projected total cost of the year 2000 project is currently estimated at approximately $150,000 and is comprised primarily of the salary for the internal specialist, as well as external consultant fees. As of September 30, 1998, a cumulative total of approximately $40,000 had been
spent on the Year 2000 project.   All costs associated with the year 2000
project are being charged to expense as incurred.

The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party testing and modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the inability to control third party modification plans, and similar uncertainties.



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

In August 1998, the Company sold its portfolio of listed equity securities. As a result of the sales, the Company eliminated its risk exposure to adverse changes in equity prices.

Based upon ALCO's most recent evaluation, management does not believe the Company's interest rate risk position at September 30, 1998 has changed materially from year-end 1997 which is more thoroughly discussed in the Company's Form 10-K.

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES



PART II. OTHER INFORMATION


   Item 5. Other Information

   The Company entered into agreements to sell four of its branch offices located in Polo, Mount Carroll, Stockton and Warren along with approximately $84 million in deposits associated with the branches. Under the terms of the agreements, the Company will receive premiums on the deposits upon the consummation of the transactions aggregating to approximately $7.9 million . The sales are subject to regulatory approval of applications filed by the potential purchasers. Pending approval, the transactions are expected to be completed during the first quarter of 1999.


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

       11. Statement re computation of per share earnings (See Note 2 to the Consolidated Financial Statements for the three and nine months ended September 30, 1998).

                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES


       27.1  Financial Data Schedule, for the nine months ended
             September 30, 1998

       27.2 Restated Financial Data Schedule, for the six months ended June 30, 1998.

       27.3 Restated Financial Data Schedule, for the three months ended March 31, 1998.

       27.4 Restated Financial Data Schedule, for the twelve months ended December 31, 1997.

       27.5 Restated Financial Data Schedule, for the nine months ended September 30, 1997.

       27.6 Restated Financial Data Schedule, for the six months ended June 30, 1997.

       27.7 Restated Financial Data Schedule, for the three months ended March 31, 1997.

       27.8 Restated Financial Data Schedule, for the twelve months ended December 31, 1996.

       27.9 Restated Financial Data Schedule, for the nine months ended September 30, 1996.


                     GRAND PREMIER FINANCIAL, INC.
                           AND SUBSIDIARIES


     (B)  Reports on Form 8-K

          On September 8, 1998, the Company filed a current report on Form 8-K announcing that it had sold its portfolio of listed equity securities.


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


                             GRAND PREMIER FINANCIAL, INC
                               (Registrant)





November 10, 1998            /s/ David L. Murray
Date                         David L. Murray, Senior Executive Vice
                             President and Chief Financial Officer