Form 10-K
period 1998-12-31
GRAND PREMIER FINANCIAL INC
filed 1999-03-25
CIK 1013044

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

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

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to form 10-K. X

     The number of shares of the registrant's Common Stock outstanding on February 26, 1999 was 22,028,192 shares. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of February 26, 1999, based upon the closing sales price at this date was $143,827,785.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders to be held May 26, 1999 have been incorporated by reference into Part III of the Form 10-K.

            No. of Pages Sequentially Numbered: 83
                 Exhibit Index is on Page 31



PART I

Item 1.  Business

     Grand Premier Financial, Inc. (the "Company") is a registered bank holding company organized in 1996 under Delaware law. The Company is the surviving corporation from the merger, effective August 22, 1996, of Northern Illinois Financial Corporation and Premier Financial
Services, Inc. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. The Company operates as a single segment and, unless the context otherwise requires, the term "Company" as used herein includes Grand Premier Financial, Inc., and its subsidiaries on a consolidated basis.

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

     During first half of 1997, the Company's banking subsidiaries consisting of First Bank North, First Bank South, First National Bank of Northbrook, First Security Bank of Cary Grove and Grand National Bank were combined into the single charter of Grand National Bank ("GNB"). Although chartered as a commercial bank, the offices of GNB serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. The Company has banking offices located in Cary, Crete, Crystal Lake, DeKalb, Dixon, Freeport, Gurnee, Island Lake, Mokena, Mundelein, Niles, Northbrook, Rockford, South Chicago Heights, Sterling, Wauconda, Waukegan and Woodstock, Illinois.

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

     American Suburban Mortgage Corporation, ("ASMC") a direct subsidiary of the Company, was established to engage in secondary mortgage operations. ASMC is currently inactive, with secondary mortgage operations performed by the banking subsidiary.

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

     Grand Premier Trust and Investment, Inc., is also chartered as a national bank under the laws of the United States and is subject to the supervision of, and examination by, the Office of the Comptroller of the Currency.

     The deposits of the bank, subject to FDIC limitations, are insured by the Bank Insurance Fund of the FDIC. As a result, the bank is also subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The examinations of the various regulatory agencies are designed for the protection of bank depositors and not for stockholders of banks or their holding companies.

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

     A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a bank holding company's revenue is the dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), in the event that the FDIC suffers a loss in connection with a banking subsidiary of a bank holding company, other banking subsidiaries of the same holding company may be held liable for such loss.

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

     The Company and its banking subsidiary exceed the regulatory capital guidelines as currently defined. For additional information regarding the capital ratios of the Company and its banking subsidiary, see Note 10 to the Company's 1998 Annual Report to its shareholders which is included as
Exhibit 13 to this report.


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations, management and supervision of banks and bank holding companies. It also significantly enhanced the authority of bank regulators to intervene in the cases of deterioration of a bank's capital level. FDICIA requires that the banking regulators take prompt corrective action with respect to depository institutions that fall below certain capital levels and prohibits any depository institution from making any capital distribution that would cause it to be considered undercapitalized. Regulations adopted pursuant to FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Institutions that are not adequately capitalized may be subjected to a broad range of restrictions on their activities and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution. Only well-capitalized institutions and adequately capitalized institutions receiving a waiver from the FDIC will be permitted to accept brokered deposits, and only those institutions eligible to accept brokered deposits may provide pass-through deposit insurance for participants in employee benefit plans.

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

     Under the Riegle-Neal Act, states may adopt legislation permitting interstate mergers before June 1, 1997. Alternatively, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction. Illinois adopted legislation permitting interstate mergers beginning June 1, 1997.

     Deposits of the bank are insured by the FDIC primarily under the Bank Insurance Fund ("BIF"). The FDIC's deposit insurance premiums are assessed using a risk-based system under which all insured depository institutions are placed into one of nine categories based upon their level of capital and supervisory evaluation. Assessment rates range from $0.00 to $0.27 per $100 of deposits. The bank, for deposit insurance assessment purposes, is classified in the highest category and pays the lowest assessment rate for deposit insurance. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (the "SAIF"), which primarily insures savings association deposits. The bank holds approximately $9 million of deposits acquired in connection with the acquisition of a branch of a savings association. Those deposits are insured by SAIF and will continue to be subject to the assessment rates due on SAIF-insured deposits (currently the same as BIF insured deposits). The bank also pays Financing Corporation (FICO) debt assessments on its BIF and SAIF insured deposits. FICO assessment rates are not tied to the FDIC's risk classifications. FICO rates, which may be adjusted quarterly, were $0.01164 (annualized) per $100 of BIF assessable deposits and $0.05820 (annualized) per $100 of SAIF assessable deposits for the final quarter of 1998.


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


Employees

     As of December 31, 1998 the Company and its subsidiaries had a total of 527 full-time and 112 part-time employees.


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

     The banking affiliate, as of February 26, 1999, occupied 25 offices in 18 different communities within northern Illinois, of which 2 are leased and 23 are owned by GNB.

     Grand Premier Operating Systems, Inc., ("GPOS") conducts the majority of its operations from a 28,800 square foot, one story office building located at 588 Lakeview Parkway, Vernon Hills, Illinois. GPOS leases this building from an unaffiliated party (with an option to purchase) through September, 2001.

Item 3.  Legal Proceedings

     There are various legal claims pending against the Company arising in the normal course of business. Management believes, based upon the opinion of counsel, that liabilities arising from these proceedings, if any, will not be material to the Company's financial position as of December 31, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1998.



                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The approximate number of Holders of Common Stock as of 12/31/98 was as follows:
                        Title of Class          No. of Record Holders

                         Common Stock
                       ($.01 Par Value)                  1,279

     Other information required by this item is incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1998, which is included as Exhibit 13 to this report.


Item 6.  Selected Financial Data

     Incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1998, which is included as
Exhibit 13 to this report.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1998, which is included as
Exhibit 13 to this report.

     Submitted herewith is the following supplementary financial information of the registrant for each of the last three years (unless otherwise stated):

     Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential;
     Changes in Interest Margin for each of the last two years;
     Investment Portfolio;
     Maturities of Investments, December 31, 1998;
     Loan Portfolio for each of the last five years;
     Loan Maturities and Sensitivity to Changes in Interest Rates,
       December 31, 1998;
     Risk Elements in the Loan Portfolio for the last five years;
     Summary of Loan Loss Experience for the last five years;
     Deposits;
     Time Certificates and other Time Deposits of $100,000 or more as of
       December 31, 1998;
     Return on Equity and Assets;
     Short Term Borrowings.


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

Year Ended December 31,                           1998                           1997                            1996
                                                           Average                        Average                         Average
                                         Average            Yield/      Average            Yield/       Average            Yield/
Assets                                   Balance  Interest    Rate      Balance  Interest    Rate       Balance  Interest    Rate
Interest earning assets
  Interest bearing deposits
      in other banks                  $    1,624  $     99   6.10%   $    2,608  $     52   1.99%    $    4,071  $    244   5.99%
  Investment securities (1)
    Taxable                              316,211    18,469   5.84       339,176    21,873   6.45        424,754    26,514   6.24
    Tax exempt (2)                       143,332     8,451   9.07       132,549     7,771   9.32        126,830     7,142   8.79
  Federal funds sold and securities
    purchased under agreements
    to resell                             46,253     2,646   5.72        12,305       733   5.96         12,413       654   5.27
  Loans (2)(3)                           972,802    86,990   8.95     1,007,561    90,192   8.96        909,632    79,816   8.78

Total interest earning
     assets/interest income            1,480,222   116,655   8.19     1,494,199   120,621   8.39      1,477,700   114,370   8.01
Cash and due from banks                   44,558                         53,709                          52,745
Premises and equipment                    35,004                         34,185                          35,945
Nonaccruing loans                          7,394                          4,085                           5,475
Other assets                              49,795                         49,585                          46,138
Securities valuation -
    available for sale (1)                21,196                         22,626                          10,879
Allowance for loan losses                (13,660)                       (10,424)                         (9,743)

Total                                 $1,624,509                     $1,647,965                      $1,619,139

Liabilities and
  Shareholders' Equity
Interest bearing liabilities
  Demand deposits                     $  337,177    10,421   3.09    $  293,879     8,497   2.89     $  289,698     8,357   2.88
  Savings deposits                       251,855     7,493   2.98       265,268     7,895   2.98        279,386     8,521   3.05
  Other time deposits                    558,527    31,132   5.57       627,642    35,874   5.72        613,910    35,380   5.76
  Short-term borrowings                   18,338       909   4.96        45,447     2,404   5.29         60,826     3,482   5.72
  Long-term borrowings                    70,000     4,340   6.20        39,534     2,496   6.31         12,758       818   6.41
Total interest bearing liabilities/
    interest expense                   1,235,897    54,295   4.39     1,271,770    57,166   4.49      1,256,578    56,558   4.50
Noninterest bearing deposits             182,206                        187,019                         189,645
Other liabilities                         26,539                         20,125                          20,826
Shareholders' equity                     179,867                        169,051                         152,090

Total                                 $1,624,509                     $1,647,965                      $1,619,139

Net interest income                               $ 62,360   3.80%               $ 63,455   3.90%                $ 57,812   3.51%

Net yield on interest earning assets                         4.53%                          4.56%                           4.18%

(1) Investments are at amortized cost. The valuation from amortized cost to market for available for sale securities is shown separately.
(2) Yields are tax equivalent using a 35% federal tax rate.
(3) Average volume excludes nonaccrual loans.

                   CHANGES IN INTEREST MARGIN


     The following table sets forth the registrant's dollar amount of change in interest earned on each major category of interest earning assets and the dollar amount of change in interest paid on each major category of interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (dollar figures in thousands):
                                              Increase (Decrease)
                                      1998 over 1997       1997 over 1996
                                      Rate     Volume      Rate     Volume
Changes in Interest Earned:
  Interest bearing deposits         $    73   $   (26)   $  (125) $    (67)
  Taxable investment securities      (1,981)   (1,423)       853    (5,494)
  Tax exempt investment securities       44       636        300       329
  Fed funds sold and securities
   purchased under agreements
   to resell                            (30)    1,943         85        (6)
  Loans (net of unearned discount)      (94)   (3,108)     1,637     8,739

     Total                           (1,988)   (1,978)     2,750     3,501

Changes in Interest Paid:
  Interest bearing deposits            (262)   (2,958)      (476)      484
  Short-term borrowings                (142)   (1,353)      (249)     (829)
  Long-term borrowings                  (46)    1,890        (13)    1,691

        Total                          (450)   (2,421)      (738)    1,346

Changes in Interest Margin          $(1,538)  $   443    $ 3,488   $ 2,155



Changes attributable to rate/volume, i.e., changes in the interest margin which occurred because of a combination rate/volume changes, are apportioned between rate and volume in proportion to the absolute dollar amount of the change in each category.


                      INVESTMENT PORTFOLIO


     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last three years (dollar figures in thousands):

                                        1998          1997          1996

U.S. Treasury and U.S. Agency
  Securities                         $311,621      $248,612      $348,877
Obligations of States and
  Political Subdivisions              167,402       148,742       134,633

Other Securities                       37,060        57,046        52,177

        Total                        $516,083      $454,400      $535,687

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1998 by remaining maturity and also sets forth the weighted average yield for each range of maturities.

                                          Obligations
                          U.S. Treasury     of States
                                    and           and              Weighted
                            U.S. Agency     Political       Other   Average
Book Value:                  Securities  Subdivisions  Securities    Yield

 One Year or Less              $ 89,854      $  4,973     $21,426    5.60%
 After One Year to Five Years    18,534        22,848       2,964    8.12%
 After Five Years to Ten Years   21,442        19,559       1,527    7.80%
 Over Ten Years                 181,791       120,022      11,143    6.44%

     Total                     $311,621      $167,402     $37,060    6.51%


(1)  Weighted Average Yields were calculated as follows:

 A. The weighted average yield for each category in the portfolio was calculated based upon the maturity distribution shown in the table above.
 B. The yields determined in step A were weighted in relation to the total investments in each maturity range shown in the table above.

(2) Yields on tax exempt securities are full tax equivalent yields at a 35% rate.

At December 31, 1998 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.


                         LOAN PORTFOLIO


     The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                       Year Ended December 31,
                             1998      1997      1996      1995      1994

Commercial, financial
 and agricultural Loans   $275,450 $  231,707  $229,700  $229,589  $200,178
Real Estate -
   Construction             43,250     50,186    42,772    45,098    46,150
   Mortgage                569,851    631,069   625,364   530,636   450,271
Loans to Individuals        68,602    115,901    68,488    71,010    68,453

     Total                $957,153 $1,028,863  $966,324  $876,333  $765,052


The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1998 (dollar figures in thousands).

                                              AMOUNT DUE IN


                              1 Year or Less    1-5 Years     After 5 Years

Commercial, financial and
  agricultural loans             $123,465       $135,910        $ 16,075
Real Estate - Construction         36,779          5,219           1,252

   Total                         $160,244       $141,129        $ 17,327


     As of December 31, 1998 loans totaling $112,012,000, which are due after one year have predetermined interest rates, while $46,444,000 of loans due after one year have floating interest rates.



              RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Company's financial statements are prepared on the accrual basis of accounting. All of the loans currently accruing interest are accruing at the rate contractually agreed upon when the loan was negotiated. It is the Company's policy to discontinue the accrual of interest thereon if payment in full of both interest and principal is doubtful and any scheduled or expected reduction of principal or interest is in default for 90 days or more unless the loan is both well secured and in the process of collection. At the time a loan is placed in non-accrual status, all interest accrued but not yet collected is reversed against current interest income.
Troubled debt restructurings (renegotiated loans) are loans on which interest is being accrued at less than the original contractual rate of interest because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the renegotiated rate so long as the borrower is current under the revised terms and conditions of the agreement. Other Real Estate is real estate, sales contracts, and other assets acquired because of the inability of the borrower to serve the obligation of a previous loan collateralized by such assets.

     During 1997, the Company experienced rapid growth in the category of loans to individuals, primarily in the indirect segment of the portfolio. At December 31, 1997, the indirect segment of the portfolio totaled approximately $88.4 million and approximately 4% of the balance was more than 60 days past due. In December 1997, the Company made a provision for possible loan losses of approximately $6 million in response to deterioration in the indirect portfolio and discontinued this type of lending. As of December 31, 1998, the balance of the indirect portfolio has been reduced by approximately $47.3 million through normal principal repayments and a sale of loans with balances totaling approximately
$8.1 million.

     The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, for each of the last five years (dollar figures in thousands):


                                        Year Ended December 31,
                             1998     1997      1996      1995      1994
Non-accrual Loans          $ 6,893  $ 6,223   $ 4,718   $ 6,118   $ 8,911
Loans past due 90 days
  or more and still
  accruing                     170    1,347     1,946       539       703
Renegotiated Loans             413      436       510       551     3,395

   Total                   $ 7,476  $ 8,006   $ 7,174   $ 7,208   $13,009


     The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1998 (dollar figures in thousands):

                                 Non-Accrual Loans   Renegotiated Loans

Balance December 31, 1998              $ 6,893               $ 413

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                775                  25

Amount of interest included in
  net earnings.                            481                  32



                SUMMARY OF LOAN LOSS EXPERIENCE

     The Company and its subsidiary bank have historically evaluated the adequacy of the Allowance for Possible Loan Losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management's evaluation of the entire loan portfolio. In determining the adequacy of its Allowance for Possible Loan Losses, management considers such factors as the size, composition and quality of the loan portfolio, historical loss experience, current loan losses, current potential risks, economic conditions, and other risks inherent in the loan portfolio. In addition to provisions made within the context of these factors, the Company made an additional provision for possible loan losses of approximately $6 million in the fourth quarter of 1997 in response to deterioration identified in the indirect segment of the loan portfolio (included in the installment loans to individuals category). For additional information on the determination of provisions, see Provision for Possible Loan Losses in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 13 to this report.

The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31,

                                      1998    1997    1996    1995    1994

Balance at beginning of year        $15,404 $10,116 $ 9,435 $ 9,738 $10,595

Charge-offs:
  Commercial, financial and
    agricultural                      1,415   1,431   1,896   1,707   1,437
  Real estate construction               19      11       -       -      55
  Real estate mortgage                  159     618      91     235     140
  Installment loans to individuals    9,170   3,267     778     912     706

                                     10,763   5,327   2,766   2,854   2,338
Recoveries:
  Commercial, financial and
    agricultural                        545     522     286     865     578
  Real estate mortgage                  243      36      26      28      15
  Installment loans to individuals    3,414     357     259     223     333

                                      4,202     915     572   1,116     926

Net charge-offs                       6,561   4,412   2,194   1,738   1,412

Operating expense provision           3,600   9,700   2,875   1,435     555

Balance at end of year              $12,443 $15,404 $10,116 $ 9,435 $ 9,738

Ratio of net charge-offs during the
  year to average loans                .67%    .44%    .24%    .21%    .19%



Allocation of the Allowance for Loan Losses
       (dollar figures in thousands)

                                                                         Year End December 31,

                                 1998                 1997                 1996                 1995                 1994
                                     Percent              Percent              Percent              Percent              Percent
                                    of Loans             of Loans             of Loans             of Loans             of Loans
                                     in Each              in Each              in Each              in Each              in Each
                                    Category             Category             Category             Category             Category
                                    to Total             to Total             to Total             to Total             to Total
                           Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans

Commercial, financial
  and agricultural         $ 4,000     28.8%    $ 4,000     22.5%    $ 3,343     23.8%     $2,475     26.2%     $2,964     26.2%

Real estate-construction       443      4.5         454      4.9         445      4.4         445      5.1         186      6.0

Real estate-mortgage         5,000     59.5       5,500     61.3       5,628     64.7       5,693     60.6       5,396     58.9

Installment loans
  to individuals             3,000      7.2       5,450     11.3         700      7.1         822      8.1       1,192      8.9

                           $12,443    100.0%    $15,404    100.0%    $10,116    100.0%     $9,435    100.0%     $9,738    100.0%


    The amount of the additions to the allowance for possible loan losses charged to expense for the periods indicated were based on a variety of factors, including actual charge-offs during the year, historical loss experience, character of portfolio, specific loan allocations, industry guidelines and an evaluation of economic conditions in the Bank's market areas.  Because the
Company has historically evaluated its Allowance for Loan Losses on an overall basis, the Allowance has not been allocated by category.  The allocation shown in the table above, encompassing the major segments of the loan portfolio judged most informative by management, represents only an estimate for each category of loans based upon historical loss experience and management's judgement of amounts deemed reasonable to provide for the possibility of losses being incurred within each category.



                            DEPOSITS


     The following table sets forth the classification of average deposits for the indicated periods (dollar figures in thousands):


                                                 Year ended December 31,
                                               1998       1997       1996

Noninterest bearing demand deposits          $182,206   $187,019   $189,645
Interest bearing demand deposits              337,177    293,879    289,698
Savings deposits                              251,855    265,268    279,386
Time deposits                                 558,527    627,642    613,910


     The following table sets forth the average rates paid on deposits for the indicated periods:

                                                 Year Ended December 31,

                                                 1998     1997     1996

Interest bearing demand deposits                 3.09%    2.89%    2.88%
Savings deposits                                 2.98     2.98     3.05
Time deposits                                    5.57     5.72     5.76


     The following table sets forth the remaining maturities of time deposits of $100,000 or more for the period indicated (dollar figures in thousands):

                                                        Year Ended
                                                       December 31,
                                                           1998

Three months or less                                    $ 55,122
Over three months to six months                           49,209
Over six months to twelve months                          46,936
Over twelve months                                        18,609

Total                                                   $169,876


                  RETURN ON EQUITY AND ASSETS

     The following table presents certain ratios relating to the Registrant's equity and assets:

                                             Year Ended December 31,
                                            1998      1997      1996

Return on average assets                    1.69%     1.03%      .82%
Return on average equity                   15.23     10.04      8.76
Dividend payout ratio                      27.66     40.74     43.55
Average total shareholders' equity
  to average total assets                  11.07     10.26      9.39


                     SHORT TERM BORROWINGS

     The following table sets forth a summary of the registrant's short-term borrowings for each of the last three years (dollar figures in thousands):

                                               Year Ended December 31
                                              1998       1997       1996
Balance at End of Period:
  Federal funds purchased                  $     -    $33,000    $     -
  Securities sold under
   repurchase agreements                    11,887     14,598     23,486
      Total                                $11,887    $47,598    $23,486

Weighted Average Interest
  Rate at the end of period:
  Federal funds purchased                        -%      7.10%         -%
  Securities sold under
   repurchase agreements                      4.26       4.42       4.33

Highest amount outstanding
  at any month-end:
  Federal funds purchased                  $32,000    $45,200   $ 42,469
  Securities sold under
   repurchase agreements                    17,629     20,859     54,952
  Other                                          -     40,000     13,953

Average outstanding during
  the year:
  Federal funds purchased                  $ 4,819   $ 15,004   $ 10,101
  Securities sold under
   repurchase agreements                    13,519     16,197     39,550
  Other                                          -     14,247     11,175

Weighted average interest
  rate during the year:
  Federal funds purchased                     5.89%      5.66%      5.25%
  Securities sold under
   repurchase agreements                      4.63       4.55       5.13
  Other                                          -       5.67       8.27



Item 7a. Quantitative and Qualitative Disclosure About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's exposure to market risk arises primarily from changes in interest rates.

     Net interest income is the largest contributor to the earnings of the Company. The Company's success is largely dependent upon its ability to manage risk associated with changes in interest rates. Reducing the volatility of net interest income by managing this risk is one of the Company's primary objectives. Interest rate risk management is the responsibility of the Company's Asset/Liability Management Committee ("ALCO") established by the Board of Directors. The committee is composed of senior management representatives. ALCO actively manages the characteristics of the Company's interest earning assets and interest bearing liabilities. ALCO has several strategies available to manage interest rate risk including: controlling asset mix, defining product offerings and their maturities, establishing pricing parameters and hedging identified risks with off-balance sheet interest rate derivative instruments.

     ALCO uses three different measurement methods to analyze and quantify the effect of hypothetical changes in interest rates on net interest income. The methods are static gap analysis, income simulation and market value sensitivity. In gap analysis, the carrying amounts of rate-sensitive assets and liabilities are grouped by expected maturity dates. The results are summed to show a cumulative interest sensitivity "gap" between assets and liabilities. Income simulation attempts to project net interest income over the following twelve month period under various hypothetical interest rate scenarios. Under income simulation, maturing and repricing assets and liabilities are replaced at the new rates in effect at that time. Market value sensitivity analysis measures the hypothetical effects of possible changes in market prices of rate-sensitive assets and liabilities under different interest rate scenarios. The following tables of financial instruments represents the Company's static gap positions based on estimated maturities of interest sensitive assets and liabilities, as of December 31, 1998 and 1997 (dollars in thousands):

                                             December 31, 1998
                                          Expected Maturity Date
                                                                                                 Fair
                          1999      2000      2001      2002      2003  Thereafter   Total      Value
Assets:

 Debt Securities (1):
  Fixed Rate           $209,151  $ 50,200  $ 54,239  $ 19,756  $  8,854  $153,911  $496,111   $507,373
    Average rate          4.98%     5.73%     6.21%     6.55%     6.72%     5.71%     5.51%

 Loans:
  Fixed Rate           $232,376  $138,130  $ 94,160  $ 52,945  $ 35,103  $ 29,500  $582,214   $591,110
    Average rate          8.60%     8.79%     8.95%     8.93%     8.00%     7.93%     8.66%

  Variable Rate        $178,507  $ 33,029  $ 26,978  $ 56,361  $ 26,906  $ 52,205  $373,986   $375,448
    Average rate          7.68%     7.71%     7.67%     7.68%     7.77%     7.48%     7.66%

 Interest bearing
   deposits:           $  1,718                                                    $  1,718   $  1,718
    Average Rate          4.68%                                                       4.68%

 Securities purchased
   under agreements
   to resell and
   federal funds sold  $ 58,195                                                    $ 58,195   $ 58,195
    Average Rate          4.88%                                                       4.88%


Total interest
sensitive assets       $679,947  $221,359  $175,377  $129,062  $ 70,863  $235,616

Liabilities:

 Savings:
  Fixed Rate           $105,976  $ 97,809  $ 97,809  $ 58,681  $ 58,681  $ 78,182  $497,138   $497,138
    Average rate          2.69%     2.35%     2.35%     2.35%     2.35%     2.35%     2.42%

  Variable Rate        $ 53,839  $ 17,619  $ 16,416  $  9,801  $  9,801  $ 13,067  $120,543   $120,543
    Average rate          4.53%     4.53%     4.52%     4.52%     4.52%     4.52%     4.53%

 Time Deposits:
  Fixed Rate           $425,429  $ 81,138  $ 24,478  $  8,094  $  4,655  $    461  $544,255   $548,914
    Average rate          5.29%     5.87%     5.58%     5.67%     5.38%     5.58%     5.40%

 Short-Term Borrowings:
  Fixed Rate           $ 11,887                                                    $ 11,887   $ 11,834
    Average rate          4.19%                                                       4.19%

 Long-Term Borrowings:
  Fixed Rate           $  5,000  $  5,000  $ 20,000  $ 40,000                      $ 70,000   $ 72,498
    Average rate          5.85%     6.54%     6.37%     5.97%                         6.13%

Total interest
sensitive liabilities  $602,131  $201,566  $158,703  $116,576  $ 73,137  $ 91,710

Asset (liability) gap  $ 77,816  $ 19,793  $ 16,674  $ 12,486  $( 2,274) $143,906

Cumulative asset
 (liability) gap       $ 77,816  $ 97,609  $114,283  $126,769  $124,495  $268,401

 (1) Rates are not on a taxable equivalent basis.



                                             December 31, 1997
                                          Expected Maturity Date
                                                                                                  Fair
                          1998      1999      2000      2001      2002  Thereafter    Total      Value
Assets:

 Debt Securities (1):
  Fixed Rate           $102,346  $ 56,881  $ 37,793  $ 40,840  $ 28,872  $141,369  $408,101   $415,601
    Average rate          6.27%     6.65%     6.69%     6.68%     6.74%     6.15%     6.39%

 Loans:
  Fixed Rate           $255,605  $157,587  $102,973  $ 63,671  $ 37,058  $ 39,506  $656,400   $661,911
    Average rate          8.63%     9.15%     9.40%     9.91%     9.81%     8.60%     9.06%

  Variable Rate        $170,097  $ 36,319  $ 36,564  $ 26,538  $ 68,436  $ 33,518  $371,472   $372,043
    Average rate          8.70%     8.57%     8.55%     8.52%     8.61%     7.32%     8.52%

 Other Earning Assets:
  Interest bearing
   deposits            $    159                                                    $    159   $    159
    Average Rate          5.40%                                                       5.40%

  Securities purchased
   under agreements
   to resell           $ 19,922                                                    $ 19,922   $ 19,922
    Average Rate          6.22%                                                       6.22%

Total interest
sensitive assets       $548,129  $250,787  $177,330  $131,049  $134,366  $214,393

Liabilities:

 Savings:
  Fixed Rate           $108,565                                          $388,073  $496,638   $496,638
    Average rate          3.61%                                             2.61%     2.83%

  Variable Rate        $ 16,208                                          $ 49,942  $ 66,150   $ 66,150
    Average rate          5.18%                                             5.18%     5.18%

 Time Deposits:
  Fixed Rate           $421,492  $103,382  $ 40,041  $  9,898  $  4,632  $    355  $579,800   $581,499
    Average rate          5.74%     5.91%     6.21%     5.88%     5.95%     5.61%     5.81%

 Short-Term Borrowings:
  Fixed Rate           $ 47,598                                                    $ 47,598   $ 47,609
    Average rate          5.17%                                                       5.17%

 Long-Term Borrowings:
  Fixed Rate                     $  5,000  $  5,000  $ 20,000  $ 40,000            $ 70,000   $ 70,530
    Average rate                    5.85%     6.54%     6.37%     5.97%               6.13%

Total interest
sensitive liabilities  $593,863  $108,382  $ 45,041  $ 29,898  $ 44,632  $438,370

Asset (liability) gap  $(45,734) $142,405  $132,289  $101,151  $ 89,734 $(223,977)

Cumulative asset
 (liability) gap       $(45,734) $ 96,671  $228,960  $330,111  $419,845  $195,868

(1) Rates are not on a taxable equivalent basis.


     Assets maturing within one year increased by approximately $131.8 million in 1998 when compared to 1997. The increase was primarily attributable to an increase in short-term debt securities maintained to fund the pending sales of four branch offices and their associated deposit liabilities in the first quarter 1999. A decline in loans maturing within one year is largely offset by increased short-term investments in securities purchased under agreements to resell and federal funds sold.

     Fixed rate debt securities include collateralized mortgage obligations ("CMO's"). CMO's were approximately $159.6 million and $121.5 million as of December 31, 1998 and 1997, respectively. Principal cash flows for CMO's are spread over their projected amortization periods under the interest rate environment in effect at the time the gap analysis is performed. The timing of principal payments on CMO's, however, can be subject to substantial volatility under different interest rate environments due to prepayment options on the underlying mortgage loans and their effect on the general structure of the CMO. Generally, the CMO's held by the Company are shorter-maturity bonds structured to provide more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates.

     Principal payments on amortizing loans are based on their contractual schedules. Additional principal prepayments are estimated, generally between six and ten percent annually, for certain fixed rate loans. The vast majority of variable rate loans are tied to the U.S. prime rate and can reprice on a daily basis.

     Savings (including N.O.W., money market and regular savings) accounts have no contractual maturity. The Company considers a substantial portion of its savings accounts as a stable source of funding (i.e. "core balances"). Ninety percent of the lowest average monthly balance during the two most recent years is considered "core" for purposes of estimating maturities. Core balances were re-allocated by ALCO during 1998 based on the committee's evaluation of anticipated customer behavior. In 1998, these core balances were allocated as follows: twenty-five percent within two years, twenty-five percent within three years, fifteen percent within four years, fifteen percent within 5 years, and twenty percent in more than five years. In 1997, the Company considered all core balances as maturing beyond five years. The remaining savings balances are considered due in one year or less.

     Changes in the maturities of fixed rate liabilities during 1998 were primarily the result of the core deposit allocation changes made by ALCO as discussed in the preceding paragraph. An increase of approximately $50 million in variable rate money market accounts during 1998 was the main reason for the change in variable rate savings liabilities due in one year or less.

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

     Income simulation, another measurement tool used by the Company, estimates net interest income over the next twelve months under different, hypothetical interest rate scenarios. As of December 31, 1998, the simulation model indicated a minimal change (less than 3.3 percent) in net interest income under the different rate scenarios when compared to the base model. For additional information on income simulation, see the discussion under the caption "Interest Rate Risk Management" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders.

     The Company purchases off-balance sheet derivative instruments to hedge interest rate exposure. As of December 31, 1998, the Company had interest rate swap contracts with an aggregate notional value of $30 million outstanding with an aggregate negative market value of approximately $178 thousand. The Company does not believe that market risk associated with its off-balance sheet derivative instruments as of December 31, 1998 is material to its overall market risk position.

     All of the Company's financial instruments are held for other than trading purposes.

     During 1998, the Company sold its portfolio of listed equity securities. As a result of the sales, the Company essentially eliminated its 1997 risk exposure from adverse changes in equity prices. As of December 31, 1998, the Company's remaining equity portfolio totaled
$8.7 million. The portfolio consisted of 1) $7.8 million of Federal Reserve Bank ("FRB") stock and Federal Home Loan Bank ("FHLB") stock, both of which are not readily marketable and 2) unlisted equity securities. FHLB, FRB and other unlisted equity securities are deemed to have a market value equal to cost.


Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company, which are included in the registrant's Annual Report to its shareholders for the year ended December 31, 1998, are submitted herewith as Exhibit 13, and are incorporated by reference:

     1.  Consolidated Balance Sheets, December 31, 1998 and 1997
     2. Consolidated Statements of Earnings, for the three years ended December 31, 1998
     3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1998
     4. Consolidated Statements of Cash Flows for the three years ended December 31, 1998
     5.  Notes to Consolidated Financial Statements
     6.  Independent Auditors' Report
     7.  Selected Quarterly Financial Information


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Registrant's Proxy Statement dated on or about April 12, 1999 in connection with its annual meeting to be held on May 26, 1999.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the Registrant's Proxy Statement dated on or about April 12, 1999 under the Section "Compliance with Section 16 (a) of the Exchange Act" and is incorporated herein by reference in this Annual Report on Form 10-K.


Item 11.  Executive Compensation

     Incorporated herein by reference to the Registrant's Proxy Statement dated on or about April 12, 1999, in connection with its annual meeting to be held on May 26, 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Registrant's Proxy Statement dated on or about April 12, 1999, in connection with its annual meeting to be held on May 26, 1999.


Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Registrant's Proxy Statement dated on or about April 12, 1999, in connection with its annual meeting to be held on May 26, 1999.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  The following documents are filed as a part of this report:

  A. Consolidated Financial Statements of the Company which are included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1998 as follows:

     1. Consolidated Balance Sheets, December 31, 1998 and 1997.
     2. Consolidated Statements of Earnings, for the three years ended December 31, 1998.
     3. Consolidated Statements of Cash Flows, for the three years ended December 31, 1998.
     4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1998.
     5. Independent Auditors' Report.
     6. Notes to Consolidated Financial Statements.

  B.  Financial Statement Schedules as follows:

     1. Selected Quarterly Financial Information included in Note 15 of Registrant's 1998 Annual Report to shareholders.

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

  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix F to the final proxy statement prospectus included in the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

  3.2 By-laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

  4. Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Premier Trust Services, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

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

  10.5* Premier Financial Services, Inc. 1988 Non-Qualified Stock Option
        Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K dated December 31, 1997, Commission file No. 0-20987)..

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

  10.11* Grand Premier Financial, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix A of the Companys' Definitive Proxy Statement dated April 13, 1998).

  11. Statement re computation of per share earnings (see Notes 1 and 16 to the 1998 Annual Report to Stockholders included as Exhibit 13 to this report).

  13.   Grand Premier Financial, Inc. 1998 Annual Report to Stockholders

  21.   Subsidiaries of the Registrant

  23.   Consent of KPMG LLP

  27. Article 9 Financial Data Schedule for the Fiscal Year Ended December 31, 1998


2.  Reports on Form 8-K

  The registrant has not filed a report on Form 8-K during the quarter ended December 31, 1998.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Premier Financial, Inc.

By:/s/ Richard L. Geach
   Richard L. Geach, Chief Executive Officer
   Date: March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard L. Geach                    /s/ David L. Murray
By: Richard L. Geach, Chief             By: David L. Murray, Senior
    Executive Officer, President            Executive Vice President, Chief
    and Director                            Financial Officer and Director
    Date: March 22, 1999                    Date: March 22, 1999

/s/ Frank J. Callero                    /s/ Nanette K. Donton
By: Frank J. Callero, Director          By: Nanette K. Donton, Chief
    Date: March 22, 1999                    Accounting Officer
                                            Date: March 22, 1999

/s/ Alan J. Emerick                     /s/ Brenton J. Emerick
By: Alan J. Emerick, Director           By: Brenton J. Emerick, Director
    Date: March 22, 1999                    Date: March 22, 1999

/s/ James Esposito                      /s/ Thomas D. Flanagan
By: James Esposito, Director            By: Thomas D. Flanagan, Director
    Date: March 22, 1999                    Date: March 22, 1999

/s/ R. Gerald Fox                       /s/ Noa W. Horner
By: R. Gerald Fox, Director             By: Noa W. Horner, Director
    Date: March 22, 1999                    Date: March 22, 1999

/s/ Howard A. McKee                     /s/ Stephen J. Schostok
By: Howard A. McKee, Director           By: Stephen J. Schostok, Director
    Date: March 22, 1999                    Date: March 22, 1999



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

4. Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Premier Trust Services, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, as amended, File No.333-03327).

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

10.11* Grand Premier Financial, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix A of the Companys' Definitive Proxy Statement dated April 13, 1998).

11. Statement re computation of per share earnings (see Notes 1 and 16 to the 1998 Annual Report to Stockholders included as Exhibit 13 to this report).

13. Grand Premier Financial, Inc. 1998 Annual Report to Stockholders.

21. Subsidiaries of the Registrant.

23.   Consent of KPMG LLP.

27. Article 9 Financial Data Schedule for the Fiscal Year Ended
    December 31, 1998.


                          EXHIBIT 13





1998 Annual Report
Grand Premier Financial, Inc.



Contents




     Corporate Message to the shareholders

2    Independent Auditors' Report

3    Consolidated Balance Sheets

4    Consolidated Statements of Earnings

5    Consolidated Statements of Cash Flows

7    Consolidated Statements of Changes in Stockholders' Equity

8    Notes to Consolidated Financial Statements

26   Management's Discussion and Analysis of
     Financial Condition and Results of Operations

36   Supplementary Business and Stock Information

37   Five Year Summary of Selected Financial Data

38   Board of Directors and Executive Officers








                     Letter to Shareholders

Over the past the past two years we've devoted much of our time and effort to making the changes necessary to merge two companies into one, and to putting the building blocks in place for the future of Grand Premier Financial, Inc.

We've completely changed the way we do business from one of simply reacting to our customer's needs to actively anticipating them and providing financial solutions that exceed their expectations.

Along the way we've experienced successes and a few setbacks. We've closed (or sold) some offices, dealt with a significant loss in our loan portfolio (in 1997), written off quite a bit of obsolete equipment and computer software and generally experienced the changes in systems, processes and people associated with a merger of this size. As we enter 1999, we're pleased with the fact that all of our officers and associates who deserve credit for the transition, as well as our Directors who provided guidance along the way, are confident that the major building blocks are or soon will be in place. The final step will be replacing our current data processing system in the first quarter of 1999 with one which is much more customer friendly.

The actions we've taken in the past two years, although necessary, have naturally had an impact on financial results. We'd encourage you to review the section in this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed analysis. Suffice it to say that while our net earnings in 1997 and 1998 were acceptable, they certainly didn't meet the expectations we set for ourselves. The financial strengths Grand Premier evidences revolve around the quality of our assets, a significant capital base and a respected, profitable group of fiduciary, trust and investment services. The challenge is to convert those strengths into continually improving financial performance.

In reviewing this report you'll also note that in the section titled "Supplementary Business and Stock Information" we've included the internet address of our home page, www.grandpremier.com. In the future, we intend to publish all of our earnings and other press releases, as well as link access to our quarterly and financial filings, on our home page. The process began effective with our earnings release for the year ended December 31, 1998.

In December 1998, your Board of Directors distributed a 10% stock dividend followed by declaration of a $.09 per share cash dividend. That action effectively raised the annual cash dividend by 10% and is reflective of our confidence in Grand Premier going forward.

We appreciate your support and your investment in Grand Premier, and will continue our efforts to make Grand Premier an exceptional financial services company.

/s/ Richard L. Geach
Chairman of the Board, President and Chief Executive Officer

/s/ David L. Murray
Senior Executive Vice President and Chief Financial Officer


                  Independent Auditors' Report



The Board of Directors
Grand Premier Financial, Inc:

    We have audited the accompanying consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                              /s/ KPMG  LLP

Chicago, Illinois
January 22, 1999, except for Note 18,
  which is as of February 18, 1999


                  Consolidated Balance Sheets

                   December 31, 1998 and 1997
        (000's omitted except share and per share data)


                            ASSETS

                                                      1998          1997

  Cash & non-interest bearing deposits          $   52,994    $   63,502
  Interest bearing deposits                          1,718           159
  Federal funds sold                                48,000             -
    Cash and cash equivalents                      102,712        63,661

  Securities available for sale, at fair value     516,083       454,400
  Securities purchased under agreement to resell    10,195        19,922
  Loans                                            957,153     1,028,863
    Less: Unearned income                             (953)         (991)
          Allowance for possible loan losses       (12,443)      (15,404)
      Net loans                                    943,757     1,012,468

  Bank premises and equipment                       34,099        35,154
  Excess cost over fair value
    of net assets acquired                          15,281        16,885
  Accrued interest receivable                       11,573        12,994
  Other assets                                      14,541        30,896
        Total assets                            $1,648,241    $1,646,380


See accompanying notes to consolidated financial statements.


                  Consolidated Balance Sheets
                         (continued)

                   December 31, 1998 and 1997
        (000's omitted except share and per share data)


              LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
  Non-interest bearing deposits                 $  199,084    $  187,943
  Interest bearing deposits                      1,161,936     1,142,588
    Total deposits                               1,361,020     1,330,531

  Short-term borrowings                             11,887        47,598
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 21,945        25,742
    Total liabilities                            1,464,852     1,473,871

Stockholders' equity
  Preferred stock - $1 par value, 2,000,000
    shares authorized:
    Series B convertible, $1,000 stated value
      8.00%, 7,250 shares authorized,
      issued and outstanding                         7,250        7,250
    Series C perpetual, $1,000 stated value,
      8.00%, 2,000 shares authorized,
      issued and outstanding                         2,000        2,000
  Common stock - $.01 par value
    No. of Shares   1998        1997
    Authorized   30,000,000  30,000,000
    Issued       22,047,672  22,002,819
    Outstanding  21,981,739  22,002,819                220          220
  Surplus                                           79,056       79,003
  Retained earnings                                 88,756       69,487
  Accumulated other comprehensive income             6,794       14,549
  Treasury stock, at cost
    (65,933 shares at 12/31/98)                       (687)           -

    Stockholders' equity                           183,389      172,509

       Total liabilities & stockholders' equity $1,648,241   $1,646,380




See accompanying notes to consolidated financial statements.


              Consolidated Statements of Earnings

          Years ended December 31, 1998, 1997 and 1996
             (000's omitted except per share data)

                                              1998       1997       1996
Interest income
Interest & fees on loans                  $ 86,990   $ 90,192   $ 79,816
Interest & dividends on
  investment securities:
    Taxable                                 18,469     21,873     26,514
    Exempt from federal income tax           8,451      7,771      7,142
Other interest income                        2,745        785        898
        Interest income                    116,655    120,621    114,370

Interest expense
Interest on deposits                        49,046     52,266     52,258
Interest on short-term borrowings              909      2,404      3,482
Interest on long-term borrowings             4,340      2,496        818
        Interest expense                    54,295     57,166     56,558

Net interest income                         62,360     63,455     57,812
Provision for possible loan losses           3,600      9,700      2,875
Net interest income after provision
 for possible loan losses                   58,760     53,755     54,937

Other income
Service charges on deposits                  5,657      5,715      5,732
Trust fees                                   3,494      3,207      2,875
Investment securities gains, net            20,196      7,669      3,838
Other operating income                       4,315      4,504      5,271
        Other income                        33,662     21,095     17,716

Other expenses
Salaries                                    19,082     20,052     21,972
Pension, profit sharing & other
 employee benefits                           4,925      4,149      4,643
Net occupancy of bank premises               4,585      4,686      4,676
Furniture & equipment                        3,964      3,772      3,050
Data processing                              2,045      1,857      1,514
Professional services                        2,089      1,637      1,386
Amortization of excess cost over
 fair value of net assets acquired           1,604      1,604      1,738
Write-down of real estate held for
 development                                     -          -      2,506
Other                                       12,164     12,455     12,566
        Other expenses                      50,458     50,212     54,051

Earnings before income taxes                41,964     24,638     18,602
Income tax expense                          14,564      7,668      5,285
Net earnings                              $ 27,400   $ 16,970   $ 13,317

Earnings per share
  Basic                                      $1.21       $.74       $.57
  Diluted                                    $1.17       $.73       $.56

See accompanying notes to consolidated financial statements.


             Consolidated Statements of Cash Flows
          Years ended December 31, 1998, 1997 and 1996
                        (000's omitted)


                                                1998      1997      1996
Cash flows from operating activities:
Net earnings                                $ 27,400  $ 16,970  $ 13,317

Adjustments to reconcile net earnings to
 net cash from operating activities:
Amortization net, related to:
 Investment securities                           752     1,034     1,260
 Excess of cost over fair value of
   net assets acquired                         1,604     1,604     1,738
 Other                                           366       771      (133)
Depreciation                                   4,070     3,569     3,059
Provision for possible loan losses             3,600     9,700     2,875
Write-down of real-estate
 held for development                              -         -     2,506
Gain on sale related to:
 Investment securities                       (20,196)   (7,669)   (3,838)
 Loans sold to secondary market                 (656)     (264)     (185)
 Other real estate owned                        (164)     (142)     (545)
Loans originated for sale                    (74,202)  (29,567)  (38,163)
Loans sold to secondary market                74,858    29,567    38,163
Deferred income tax expense (benefit)          6,431    (4,425)   (5,165)
Change in:
 Other assets                                 14,495   (14,307)   (2,738)
 Other liabilities                            (3,975)   11,966     1,473
Net cash from operating activities            34,383    18,807    13,624

Cash flows from investing activities:
Purchase of securities available for sale (413,790) (116,304) (304,580) Proceeds from:
 Maturities of securities available for sale 303,840   104,225   227,389
 Sales of securities available for sale       55,048   107,833   142,485
 Sales of other real estate owned              2,098     1,201     2,351
Net (increase) decrease in loans              64,605   (67,055)  (92,395)
Purchase of bank premises & equipment         (3,051)   (5,656)   (4,224)
Net (increase) decrease in securities
 purchased under resale agreements             9,727   (15,517)   (4,405)
Net cash from investing activities          $ 18,477  $  8,727  $(33,379)




See accompanying notes to consolidated financial statements.


             Consolidated Statements of Cash Flows
          Years ended December 31, 1998, 1997 and 1996
                          (continued)
                        (000's omitted)


                                                1998      1997      1996

Cash flows from financing activities:
Net increase (decrease) in:
 Deposits                                   $ 30,489  $(86,863) $ 65,737
 Short-term borrowings                       (35,711)   24,112   (64,746)
 Long-term borrowings                              -    40,000    18,412
Redemption of preferred stock                      -         -    (5,000)
Cash dividends paid                           (7,947)   (7,142)   (6,322)
All other financing activities                  (640)       65       326
Net cash from financing activities           (13,809)  (29,828)    8,407

Increase (decrease) in cash and
 cash equivalents                             39,051    (2,294)  (11,348)
Cash and cash equivalents, beginning of year  63,661    65,955    77,303
Cash and cash equivalents, end of year      $102,712  $ 63,661  $ 65,955



Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                  $ 55,065  $ 57,367  $ 56,926
  Income taxes                                 4,475    11,911    10,526

Non-cash activities:
  Loans transferred to other real
   estate owned                                  176       986       988
  Land transferred to other assets                 -         -     1,803




See accompanying notes to consolidated financial statements.



Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1998, 1997 and 1996
(000's omitted except per share data)

                                                                              Accumulated
                                                                                    Other
                                                                            Comprehensive
                                 Preferred   Common              Retained         Income,   Treasury
                                     Stock    Stock    Surplus   Earnings      Net of Tax      Stock      Total

 Balance January 1, 1996           $14,250     $219    $78,613    $52,865         $10,050       $  0   $155,997

 Net earnings                                                      13,317                                13,317
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities,
     net of reclassification
     adjustment                                                                      (235)                 (235)
 Comprehensive income                                                                                    13,082
 Cash dividends on
   common stock ($.25 per share)                                   (5,382)                               (5,382)
 Cash dividends on
   preferred stock                                                   (940)                                 (940)
 Exercised stock options                          1        329                                              330
 Redemption of Series A
   preferred stock                  (5,000)                                                              (5,000)
 Cash paid out for
   fractional shares                                        (4)                                              (4)

 Balance December 31, 1996         $ 9,250     $220    $78,938    $59,860         $ 9,815       $  0   $158,083

 Net earnings                                                      16,970                                16,970
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities,
     net of reclassification
     adjustment                                                                     4,734                 4,734
 Comprehensive income                                                                                    21,704
 Cash dividends on
   common stock ($.30 per share)                                   (6,603)                               (6,603)
 Cash dividends on
   preferred stock                                                   (740)                                 (740)
 Exercised stock options                                    65                                               65

 Balance December 31, 1997         $ 9,250     $220    $79,003    $69,487         $14,549       $  0   $172,509

 Net earnings                                                      27,400                                27,400
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities,
     net of reclassification
     adjustment                                                                    (7,755)               (7,755)
 Comprehensive income                                                                                    19,645
 Cash dividends on
   common stock ($.34 per share)                                   (7,391)                               (7,391)
 Cash dividends on
   preferred stock                                                   (740)                                 (740)
 Purchase of treasury stock                                                                     (687)      (687)
 Exercised stock options                                    53                                               53

 Balance December 31, 1998         $ 9,250     $220    $79,056    $88,756         $ 6,794      $(687)  $183,389




See accompanying notes to consolidated financial statements



             Notes to Consolidated Financial Statements



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

Principles of presentation
The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the financial information of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated.

Securities available for sale
Securities classified as securities available for sale are carried at fair value. Unrealized gains and losses, net of income taxes, are excluded from earnings but are included in accumulated other comprehensive income as a component of stockholders' equity. Gains or losses on sale of securities are determined on the basis of specific identification.

Investments held-to-maturity
Investments held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts using the level yield method over the life of the security. Management has the positive intent and ability to hold these investment securities to maturity. The Company has no investments designated as held-to-maturity at December 31, 1998 and 1997.

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

Impaired loans
Impaired loans are loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral. A loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. The Company defines "minimum delay" as past due less than 90 days. Large groups of homogeneous loans such as real estate-residential and loans to individuals are collectively evaluated for impairment.

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

An impaired loan, or portion thereof, is charged-off when the impaired loan is considered uncollectible or when transferred to foreclosed properties and the collateral value is less than the outstanding loan balance.

Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal if the ultimate collectibility of principal is in doubt.

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

Stock Option Plan
The Company follows SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings per share
In 1997, the Company adopted SFAS No. 128, "Earnings per share". Under SFAS No. 128, basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock. Earnings per share amounts for the year ended December 31, 1996 have been restated in accordance with SFAS No. 128.

All share and per share amounts have been restated for a 10% stock dividend distributed December 1, 1998 to shareholders of record on November 15, 1998.

Cash and non-interest bearing deposits
Cash and non-interest bearing deposits include reserve balances that the Company's subsidiary bank is required to maintain with the Federal Reserve Bank of Chicago. These required reserves vary and are based principally on deposits outstanding. The reserve balance requirement as of December 31, 1998 and 1997 was approximately $0 and $11.8 million, respectively.

Statements of Cash Flows
For purposes of Statements of Cash Flows, cash and cash equivalents consists of cash, due from banks and federal funds sold.

Derivative financial instruments
Derivatives used by the Company consist of off-balance sheet interest rate contracts. These instruments are used by the Company to assist in asset and liability management activities which include hedging of specific groups of on-balance sheet assets. Amounts to be paid or received are recognized as an adjustment to interest income relating to the specific group of assets hedged. Premiums paid are amortized over the life of the contract as an adjustment to interest income relating to the group of assets hedged. Any gain or loss upon the early termination of a contract would be deferred and amortized as an adjustment to interest income.

Finacial reporting of segments
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

Basis of presentation
Certain amounts for 1996 and 1997 have been reclassified to conform to the 1998 presentation.


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


3.  Securities Available for Sale

The amortized cost and approximate fair value of securities available for sale at December 31, 1998 are as follows (in thousands):

                                             Gross      Gross Approximate
                              Amortized Unrealized Unrealized        Fair
                                   Cost      Gains     Losses       Value

U.S. Treasury obligations     $ 52,018     $   725     $    -    $ 52,743
U.S. Government agencies        72,844         421       (106)     73,159
Obligations of state &
  political subdivisions       158,833       8,891       (322)    167,402
Corporate debt securities       25,845         119        (47)     25,917
Mortgage-backed securities     186,571       1,842       (261)    188,152
Equity securities                8,710           -          -       8,710
                              $504,821     $11,998     $ (736)   $516,083


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


The amortized cost and fair value of securities available for sale as of December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)                                      Approximate
                                        Amortized          Fair
                                             Cost         Value

Due in one year or less                  $116,172      $116,253
Due after one year through five years      42,132        43,895
Due after five years through ten years     20,775        22,239
Due after ten years                       130,461       136,834
Mortgage-backed and equity securities     195,281       196,862
                                         $504,821      $516,083


Proceeds from sales of securities available for sale during 1998 were $55,048,000. Gross gains of $20,224,000 and gross losses of $28,000 were realized on those sales. During 1997, proceeds from sales of securities available for sale were $107,833,000. Gross gains of $8,835,000 and gross losses of $1,166,000 were realized on those sales. Proceeds from sales of securities available for sale in 1996 were $142,485,000. Gross gains of $4,389,000 and gross losses of $551,000 were realized on those sales.

On December 31, 1998, securities with a carrying value of approximately $252,614,000 were pledged to secure funds and trust deposits and for other purposes as required or permitted by law.

4.  Loans

The following is a summary of loans by major classification as of December 31, 1998 and 1997 (in thousands):

                                         1998            1997
Commercial, financial and
  agricultural loans                  $275,450      $  231,707
Real estate-construction loans          43,250          50,186
Real estate-mortgage loans             569,851         631,069
Loans to individuals                    68,602         115,901
                                      $957,153      $1,028,863

The Company services loans for others. The total principal balance outstanding on serviced loans was $139,315,000, $100,996,000 and $87,983,000 as of
December 31, 1998, 1997 and 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were approximately $502,000 and $213,000 at December 31, 1998 and 1997, respectively.

A summary of changes in the allowance for possible loan losses for the three years ended December 31 is as follows (in thousands):

                                       1998       1997       1996

Balance beginning of year           $15,404    $10,116    $ 9,435
Provision for possible loan losses    3,600      9,700      2,875
Less: loans charged off             (10,763)    (5,327)    (2,766)
Recoveries                            4,202        915        572
Balance end of year                 $12,443    $15,404    $10,116


The recorded investment of impaired loans at December 31, 1998 and 1997 was $6,893,000 and $6,223,000, respectively. The recorded investment in loans for which an impairment has been recognized was $1,134,000 and $1,320,000 and the related allowance for possible loan losses was $533,000 and $528,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was $7,394,000, $4,085,000 and
$5,475,000, respectively. Interest income recognized on impaired loans during 1998, 1997 and 1996 was approximately $481,000, $355,000 and $188,000, respectively. Had interest on such loans been accrued, interest and fees on loans in the accompanying consolidated statements of earnings would have been greater by approximately $294,000, $240,000 and $369,000 in 1998, 1997 and 1996,
respectively.

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

    Balance, January 1, 1998     $ 9,523
    New loans                      5,292
    Less repayments               (5,025)
    Balance, December 31, 1998   $ 9,790


5.  Bank premises and equipment

Bank premises and equipment are recorded at cost less accumulated depreciation as follows (in thousands):


                                          1998       1997
    Land                                $ 6,621    $ 6,621
    Buildings and improvements           37,299     36,969
    Furniture, fixtures and equipment    17,750     22,691
                                         61,670     66,281
    Less accumulated depreciation        27,571     31,127
                                        $34,099    $35,154


6.  Short-term borrowings

The following is a summary of short-term borrowings and securities sold under agreements to repurchase at December 31, 1998 and 1997 (in thousands):

                                                    1998          1997

 Federal funds purchased                         $     -       $33,000
 Securities sold under agreements to repurchase   11,887        14,598
                                                 $11,887       $47,598

At December 31, 1998 and 1997, there were no material amounts of assets at risk with any one customer under agreements to repurchase securities sold. At December 31, 1998 and 1997 securities sold under agreements to repurchase are summarized as follows (in thousands):

                                       Weighted
                                        Average    Collateral  Collateral
                         Repurchase    Interest          Book      Market
                          Liability        Rate         Value       Value
1998
Demand                      $ 8,091       3.54%       $12,341     $12,417
Term                          3,796       5.81          4,989       4,950
                            $11,887       4.26%       $17,330     $17,367

1997
Demand                      $10,246       3.83%       $12,863     $12,913
Term                          4,352       5.80          5,202       5,252
                            $14,598       4.42%       $18,065     $18,165

At December 31, 1998, the Company had an unused line of credit of $20,000,000 maturing January, 1999. The line bears interest at the option of the Company of prime rate floating or fixed at one month, two month, three month or six month periods at LIBOR plus 1 3/4%. The note agreement contains certain restrictive covenants. The Company was in compliance with such covenants at December 31, 1998.


7.  Long-term borrowings

At December 31, 1998 and 1997, long-term borrowings consisted of the following (in thousands):

                                                   1998             1997

FHLB advances, 5.85%, interest payable
 monthly, due December 20, 1999                 $ 5,000           $ 5,000
FHLB advances, 6.54%, interest payable
 monthly, due August 23, 2000                     5,000             5,000
FHLB advances, 6.75%, interest payable
 monthly, due July 2, 2001                        5,000             5,000
FHLB advances, 6.24%, interest payable
 monthly, due November 6, 2001                   15,000            15,000
FHLB advances, 5.97%, interest payable
 monthly, due October 7, 2002                    40,000            40,000

                                                $70,000           $70,000

Advances from the Federal Home Loan Bank are collateralized by a blanket lien on the Company's loans secured by first liens on 1-4 family residential properties. At December 31, 1998, securities with an approximate carrying value of $10,657,000 are also pledged against advances from the Federal Home Loan Bank.

8.  Employee Benefit Plans

The Company has a savings and stock plan for officers and employees. Company contributions to the plan are discretionary. The plan includes provisions for employee contributions which are considered tax-deferred under Section 401(k) of the Internal Revenue Code. Total expense was $761,000 for 1998, $697,000 for 1997 and $886,000 for 1996.

The Company has stock option plans for key employees and non-employee Directors. Options are granted at the fair market value of the stock at the grant date. Options vest at the rate of 20% of granted shares at the end of each year in the succeeding five year period after the grant date, with the exception of 120,000 options granted in 1996 which vest ratably over a three year period beginning September 23, 1997. The plan provides for adjusting the total number of shares of common stock that may be available for options under the Plan on January 1, of each calendar year, so that the total number of shares of common stock that may be issued and sold under the Plan as of January 1 of each calendar year to be equal to four percent (4%) of the outstanding shares of common stock of the Company on such date; provided, however, that no such adjustment will reduce the total number of shares of common stock that may be issued and sold under the plan below 400,000.

The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        1998        1997        1996

Net Income             As reported    $27,400     $16,970     $13,317
                       Pro forma      $27,258     $16,782     $13,244

Earnings per share
          Basic        As reported      $1.21        $.74        $.57
                       Pro forma        $1.21        $.73        $.56

          Diluted      As reported      $1.17        $.73        $.56
                       Pro forma        $1.17        $.72        $.56



The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996, 1997 and 1998, respectively; risk-free interest rates of 5.9%, 5.7% and 4.8%; expected dividend yield of 3.0% for all years; expected lives of 5, 10 and 10 years; and expected volatility of 30%, 28% and 35%. The weighted fair value of the options granted in 1996, 1997 and 1998 was $2.34, $4.19 and $4.40, respectively.

A summary of the status of the Company's stock option plan as of and for each of the years in the three year period ended December 31, 1998 is presented below.

                                           Number
                                        of options        Exercise price

Outstanding at January 1, 1996            488,338        $ 2.03 to $ 5.84
Granted                                   244,783                    9.77
Exercised                                (125,818)         2.03 to   5.84
Forfeited                                 (11,981)         2.03 to   5.84

Outstanding at December 31, 1996          595,322          2.03 to   9.77
Granted                                    95,150                   13.07
Exercised                                 (20,772)         2.57 to   5.84
Forfeited                                 (18,685)         5.60 to   9.77

Outstanding at December 31, 1997          651,015          2.03 to  13.07
Granted                                   112,200         12.13 to  14.66
Exercised                                 (49,824)         2.03 to   5.84
Forfeited                                 (26,721)         9.77 to  13.07

Outstanding at December 31, 1998          686,670        $ 2.23 to $14.66


The number of options exercisable at December 31, 1998, 1997 and 1996 were 384,228, 337,662 and 272,359, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998.

                       Number              Remaining             Number
 Exercise Price     of Shares       Contractual Life        Exercisable

       2.58           98,248             .5 years              98,248
       2.23           38,126              2 years              38,126
       3.70           35,213              3 years              35,213
       5.84           38,316              5 years              38,316
       5.60           59,317              6 years              34,076
       9.77          220,000              8 years             123,199
      13.07           85,250              9 years              17,050
      14.66           22,000              9 years                   -
      12.13           90,200             10 years                   -

                     686,670                                  384,228


The Company has a Deferred Compensation Plan for Directors and certain officers designated by the Board of Directors. Participants may elect to defer up to 50% of salary, 100% of any bonus or 100% of director fees under the Plan. The Company makes a 25% matching contribution. Seventy-five thousand shares are registered for purchase by the Plan. Company contributions are 100% vested on the earlier of 1) the end of the fifth year following the year in which deferrals are made, 2) normal retirement, or 3) employment termination due to death or disability. Total expense was approximately $157,000 in 1998, $135,000 in 1997 and $329,000 in 1996.


9.  Stockholders' equity

On September 28, 1998, the Company declared a 10% stock dividend to be distributed on December 1, 1998 to shareholders of record on November 15, 1998. All share information has been restated to reflect the stock dividend.

In 1996, the Company redeemed all of the outstanding Premier Series A Preferred Perpetual Stock for $5,000,000. The Company's Series B Preferred Stock is convertible into 936,852 shares of common stock at the option of the holder.

Under the Company's shareholder rights plan, each share of common stock entitles its holder to one right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of Junior Preferred Stock at a price of $24.7727 per share, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire 15% or more of the outstanding shares of Company common stock or any person or group would be the beneficial owner of 30% or more of the voting power of the Company. Under certain circumstances, including the existence of a 15% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Company common stock having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 15% acquiring party, and thereafter, may be exchanged for one common share per right to the existence of a 50% acquiring party. The rights will expire on June 30, 2006. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998 the Company and its banking subsidiary met all regulatory capital adequacy requirements. As of December 31, 1998 and 1997, the Company and it's banking subsidiary were categorized as well capitalized under the regulatory framework. There are no conditions or events since year end that management believes have changed that categorization.



                                                                              To Be Well
                                                                              Capitalized Under
                                                              For Capital     Prompt Corrective
                                              Actual       Adequacy Purposes  Action Provisions
($ Amounts in thousands)                  Amount   Ratio     Amount  Ratio     Amount   Ratio

As of December 31, 1998:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.         $173,092   14.82%   $93,425   8.00%  $116,781   10.00%
  Grand National Bank                    163,040   14.13     92,295   8.00    115,369   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.          160,649   13.76     46,713   4.00     70,069    6.00
  Grand National Bank                    150,597   13.05     46,148   4.00     69,221    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.          160,649    9.99     64,309   4.00     80,387    5.00
  Grand National Bank                    150,597    9.48     63,565   4.00     79,456    5.00


As of December 31, 1997:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.         $154,878   13.28%   $93,272   8.00%  $116,590   10.00%
  Grand National Bank                    143,602   12.50     91,906   8.00    114,882   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.          140,304   12.03     46,636   4.00     69,954    6.00
  Grand National Bank                    129,242   11.25     45,953   4.00     68,929    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.          140,304    8.51     65,919   4.00     82,398    5.00
  Grand National Bank                    129,242    7.95     65,053   4.00     81,316    5.00


Certain legal and regulatory restrictions exist regarding the payment of cash dividends from the banking subsidiary to the Company. Although the Company is not subject to these restrictions, future Company cash dividends may depend upon dividends from the banking subsidiary.


11.  Income taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                            1998       1997       1996

 Current                                 $ 8,133    $12,093    $10,450
 Deferred                                  6,431     (4,425)    (5,165)
   Total income tax expense              $14,564    $ 7,668    $ 5,285


The actual tax expense differs from the expected tax expense computed by applying the Federal Corporate tax rate of 35% to earnings before income taxes as follows (in thousands):


                                            1998       1997       1996
Federal income tax expense
  at statutory rate                      $14,688     $8,623     $6,511
Tax-exempt income, net of disallowed
  interest deduction                      (2,639)    (2,503)    (2,650)
State income tax expense, net of
  federal income tax benefit               1,772        931      1,369
Valuation allowance on state NOLs              -          -       (763)
Goodwill amortization                        561        561        583
Other, net                                   182         56        235
   Total income tax expense              $14,564     $7,668     $5,285


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                     1998       1997
Deferred tax assets
  Securities, sections 475 and 481 adjustments    $ 1,509    $ 7,687
  Loans, principally due to allowance for losses    4,936      6,110
  Deferred compensation                             2,201      1,589
  Other                                               511        636
    Total gross deferred tax assets               $ 9,157    $16,022


Deferred tax liabilities:
  Security accretion                              $    90    $   103
  Tax depreciation in excess of book depreciation    (167)        91
  Difference between tax and book basis of
    assets acquired                                   280        402
  Deferred loan fees                                  240        280
  Other                                                 6          7
    Total gross deferred tax liabilities              449        883
    Deferred tax asset before unrealized
      gain on securities available for sale         8,708     15,139
  Unrealized gain on securities
    available for sale                             (4,468)    (9,490)
  Net deferred tax asset                          $ 4,240    $ 5,649


At December 31, 1996, the Company had net operating loss carryforwards for Illinois state income tax purposes of approximately $17.8 million which were fully utilized. No valuation allowance has been recorded as of December 31, 1998 and 1997 as the Company believes it is likely that the deferred tax assets will be fully utilized.

12.  Financial instruments with off-balance sheet risk and contingencies

The company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, to generate profits and to reduce its own exposure to fluctuations in interest rates. These financial instruments, many of which are considered "off-balance sheet" transactions, involve to varying degrees, credit and interest rate risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheets.

Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. Interest rate risk is the possibility that future changes in market interest rates will cause a financial instrument to be less valuable or more onerous. The Company controls the credit risk arising from these instruments through its credit approval process and through the use of risk control limits and monitoring procedures. The Company uses the same credit policies when entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. At December
31, 1998 and 1997, such commitments and off-balance sheet financial instruments are as follows (in thousands).

                                                    1998         1997

  Letters of credit                             $ 18,088     $ 11,880
  Lines of credit and other loan commitments     333,906      258,684
                                                $351,994     $270,564

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

The Company uses off-balance sheet derivatives as an end user in connection with its risk management activities. The derivatives currently used are interest rate products and are used to manage interest rate risk relating to specific groups of on-balance sheet assets. The market and credit risks associated with these products, as well as the operating risks, are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and other values, and is a function of the product type, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction. Credit exposure at the reporting date is represented by the fair value of instruments with a positive fair value at that date. Balance sheet credit exposure is limited to the amount of any unrealized gains at the reporting date.

In 1998, the Company entered into an interest rate swap agreement as a means of hedging interest rate exposure on its fixed rate loans. Interest rate swaps involve the exchange of interest rate payments based on differentials between specified financial indices as applied to a notional principal amount. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income in the periods in which they accrue. Any gain or loss on the early termination of the agreement would be deferred and amortized as an adjustment to interest income over the remaining term of the original agreement.

The Company also purchased an interest rate cap in 1998 as a means of hedging interest rate exposure on collateralized mortgage obligation securities owned by the Company. Purchased interest rate caps are used to effectively reduce the risk of rising interest rates. Purchased interest rate caps are option contracts that require the payment of an up front fee or premium for the right to receive interest payments on a contract notional amount when a specified rate index rises above a strike rate during the life of the contract. Premiums paid are amortized over the term of the contract as an adjustment to interest income. Amounts received under the agreement are recorded in interest income as earned.

A summary of off-balance sheet interest rate derivatives outstanding at December 31, 1998 is as follows:

                         Notional      Company       Company
                          Amount         Pays        Receives

  Interest rate swap   $10,000,000      5.85%      3 Month LIBOR
  Interest rate cap     20,000,000         -       5 Year CMT less 6%


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

Deposits
The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term and Long-term Borrowings
The fair value of short-term and long-term borrowings is estimated by discounting the future cash flows using the current interest rates at which similar borrowings could be made for the same maturities.

Commitments to Extend Credit and Standby Letters of Credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The fair value of these commitments is not material.

Off-Balance Sheet Derivative Instruments
The fair value of off-balance sheet interest rate contracts is based on dealer quotes and represents the estimated amount the Company would receive or pay to terminate the contracts.

The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                        1998                    1997
                              Carrying       Fair     Carrying       Fair
                                Amount      Value       Amount      Value
Financial Assets:
  Cash                      $   52,994 $   52,994   $   63,502 $   63,502
  Interest bearing deposits      1,718      1,718          159        159
  Securities available
    for sale                   516,083    516,083      454,400    454,400
  Federal funds sold and
    securities purchased
    under agreements to
    resell                      58,195     58,195       19,922     19,922
  Loans, gross                 956,200    966,558    1,027,872  1,033,954


Financial Liabilities:
  Deposits                   1,361,020  1,365,679    1,330,531  1,332,230
  Short-term borrowings         11,887     11,834       47,598     47,609
  Long-term borrowings          70,000     72,498       70,000     70,530

Off-Balance Sheet Items:
  Interest rate contracts            -       (179)          -           -



14.  Condensed financial information (Parent Company only)

The following is a summary of condensed financial information for the Parent Company only (in thousands):



Condensed balance sheets - December 31,              1998         1997

Assets
  Investment in subsidiaries                     $179,815     $161,074
  Cash & interest bearing deposits                  5,370        4,276
  Securities available for sale                       912        9,621
  Premises and equipment                              659        1,297
  Other assets                                      7,022        7,234
     Total assets                                $193,778     $183,502

Liabilities and stockholders' equity
  Dividend payable                               $  1,984     $  1,800
  Other liabilities                                 8,405        9,193
    Total liabilities                              10,389       10,993
  Stockholders' equity                            183,389      172,509
     Total liabilities and stockholders' equity  $193,778     $183,502



Condensed statements of earnings
For the years ended December 31,                1998      1997      1996

Income:
  Dividends from subsidiaries                $ 5,000   $ 9,300   $22,285
  Investment security gains, net               4,300         -     2,513
  Other                                       12,070     9,270     8,504
                                              21,370    18,570    33,302
Expenses:
  Interest on borrowings                           -         -       924
  Salaries                                     5,489     6,607     7,372
  Other                                        5,938     3,252     9,757
                                              11,427     9,859    18,053
Earnings before income tax
  and equity in undistributed
  earnings of subsidiaries                     9,943     8,711    15,249
Income tax expense (benefit)                   1,962      (215)   (2,298)
Earnings before equity in
  undistributed earnings of
  subsidiaries                                 7,981     8,926    17,547
Equity in undistributed earnings of
  subsidiaries                                19,419     8,044    (4,230)
Net earnings                                 $27,400   $16,970   $13,317


Condensed statements of cash flows
For the years ended December 31,                1998      1997      1996

Operating activities:
    Net cash provided by operating activities $ 4,695  $ 13,166  $19,276

Investing activities:
  Sale of securities available for sale        10,445         3    7,077
  Purchase of securities available for sale       (22)     (572)  (3,459)
  (Purchase) disposals of bank premises
    and equipment                                 263      (664)    (894)
  Net advances to subsidiary                   (5,700)   (1,331)       -
    Net cash provided by (used in)
      investing activities                      4,986    (2,564)   2,724

Financing activities:
  Decrease in short-term debt                       -         -  (13,250)
  Redemption of preferred stock                     -         -   (5,000)
  Purchase of treasury stock                     (687)        -        -
  Dividends paid                               (7,947)   (7,142)  (6,322)
  Other                                            47        65    2,841
    Net cash used in financing activities      (8,587)   (7,077) (21,731)

Increase in cash                              $ 1,094   $ 3,525  $   269

Cash paid (received) for:
  Interest                                    $  (124) $    (17) $   985
  Income taxes                                $ 2,543  $ (1,443) $(1,453)


15.  Quarterly financial information (unaudited)
     (in thousands except per share data)

                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
1998
Interest income                  $29,202   $29,186   $29,423   $28,844
Interest expense                  13,612    13,385    13,800    13,498
Net interest income               15,590    15,801    15,623    15,346
Provision for loan losses            900       900       900       900
Other operating income             3,659     4,789    21,695     3,519
Other operating expense           11,803    12,335    13,155    13,165
Income before income taxes         6,546     7,355    23,263     4,800
Provision for income taxes         2,088     2,394     8,747     1,335

Net income                       $ 4,458   $ 4,961   $14,516   $ 3,465

Net income per share - basic        $.19      $.22      $.65      $.15
Net income per share - diluted      $.19      $.21      $.62      $.15

1997
Interest income                  $29,099   $30,633   $30,716   $30,173
Interest expense                  14,020    14,298    14,498    14,350
Net interest income               15,079    16,335    16,218    15,823
Provision for loan losses            410       950       925     7,415
Other operating income             6,778     2,617     4,204     7,496
Other operating expense           12,440    12,251    12,227    13,294
Income before income taxes         9,007     5,751     7,270     2,610
Provision for income taxes         3,100     1,767     2,503       298

Net income                       $ 5,907   $ 3,984   $ 4,767   $ 2,312

Net income per share - basic        $.26      $.17      $.21      $.10
Net income per share - diluted      $.25      $.17      $.20      $.10


Earnings per share amounts have been restated for a 10% stock dividend declared September 28, 1998.

16.  Earnings per share

The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share. All share and per share amounts have been restated for a 10% stock dividend distributed December 1, 1998 to shareholders of record on November 15, 1998.


                                 Income          Shares        Per-Share
                              (Numerator)     (Denominator)     Amount
                             (in thousands)

December 31, 1998:

Net income                       $27,400
Less: Preferred stock dividends     (740)

Basic EPS
Income available to
 common stockholders              26,660        21,977,029        $1.21

Effect of dilutive securities
Stock options                                      288,966
Convertible preferred stock          580           936,852

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $27,240        23,202,847        $1.17


December 31, 1997:

Net income                       $16,970
Less: Preferred stock dividends     (740)

Basic EPS
Income available to
 common stockholders              16,230        22,002,136        $ .74

Effect of dilutive securities
Stock options                                      239,446
Convertible preferred stock          580           936,852

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $16,810        23,178,434        $ .73


December 31, 1996:

Net income                       $13,317
Less: Preferred stock dividends     (940)

Basic EPS
Income available to
 common stockholders              12,377        21,904,710        $ .57

Effect of dilutive securities
Stock options                                      117,148
Convertible preferred stock          559           936,852

Diluted EPS
Income available to common
 stockholders and assumed
 conversions                     $12,936        22,958,710        $ .56



17. Comprehensive income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements.

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.
                                                        Tax
                                    Before Tax    (Expense)   Net of Tax
                                        Amount      Benefit       Amount
December 31, 1998
Net income                             $41,964     $(14,564)     $27,400

Other comprehensive income:
  Unrealized holding gains
    arising during the period            4,100       (1,589)       2,511
  Less: reclassification adjustment
    for gains included in
    net income                         (16,763)       6,497      (10,266)
Net other comprehensive effect         (12,663)       4,908       (7,755)

Comprehensive income                   $29,301     $ (9,656)     $19,645


December 31, 1997
Net income                             $24,638     $ (7,668)     $16,970

Other comprehensive income:
  Unrealized holding gains
    arising during the period           13,068       (5,169)       7,899
  Less: reclassification adjustment
    for gains included in
    net income                          (5,236)       2,071       (3,165)
Net other comprehensive effect           7,832       (3,098)       4,734

Comprehensive income                   $32,470     $(10,766)     $21,704


December 31, 1996
Net income                             $18,602     $ (5,285)     $13,317

Other comprehensive income:
  Unrealized holding gains
    arising during the period            3,496       (1,387)       2,109
  Less: reclassification adjustment
    for gains included in
    net income                          (3,886)       1,542       (2,344)
Net other comprehensive effect            (390)         155         (235)

Comprehensive income                   $18,212     $ (5,130)     $13,082


18. Subsequent events

During the fourth quarter of 1998, the Company entered into separate agreements to sell four of its branch offices located in Polo, Mount Carroll, Stockton and Warren, Illinois along with deposit accounts with balances totaling approximately $85.1 million associated with those offices. The Company completed the last of the sales in February 1999 and recognized one-time aggregate gains, before tax, of approximately $7.8 million.


             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




INTRODUCTION

The discussion presented below provides an analysis of the Company's financial condition and results of operations for the past three years, and is intended to cover significant factors affecting the Company's overall performance during that time. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information presented in the 1998 Annual Report to Shareholders. All financial statements and information have been restated to reflect the merger of Northern Illinois Financial Corporation and Premier Financial Services, Inc. with and into Grand Premier Financial, Inc. on August 22, 1996. The merger was accounted for as a pooling of interests.

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information. These "forward looking statements" fall within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, and represent the Company's expectations concerning future events and involve substantial risks and uncertainties. The Company cautions that actual results, performance or achievement could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. Important factors that might cause actual results to differ materially include, but are not limited to: federal and state legislative and regulatory requirements; changes in management's estimate of the adequacy of the allowance for loan losses and/or other significant estimates; changes in the level and direction of loan delinquencies and charge-offs; interest rate movements and their impact on customer behavior and the Company's net interest income; the impact of pricing, re-pricing and competitors' pricing on loans, deposits and other sources or uses of funds; the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; the Company's ability to access cost effective funding; changes in the Company's estimate of the steps and costs necessary to address the Year 2000 Issue including ensuring that not only the Company's automated systems, but also those of vendors and customers, can become or are Year 2000 compliant; and general / economic and business conditions. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.



RESULTS OF OPERATIONS

Net earnings totaled $27.4 million, or $1.17 diluted earnings per share, in 1998 compared to $17.0 million, or $.73 diluted earnings per share, in 1997 and $13.3 million, or $.56 diluted earnings per share, in 1996. The significant increase in 1998 over the previous two years was primarily the result of selling the Company's portfolio of listed equity securities. In 1998, pre-tax gains on sales of equity securities contributed $19.8 million to total securities gains of $20.2 million. By comparison, total securities gains were $7.7 million and $3.8 million in 1997 and 1996, respectively. Excluding securities gains, net earnings were approximately $15.2 million, $12.3 million and $11.0 million in 1998, 1997 and 1996, respectively and diluted earnings per share were $.64, $.53 and $.46 during the respective years. Other significant factors, which reduced net earnings by approximately $1.1 million, include charges associated with the closing of two branch offices, a write-off of obsolete computer software, and expenses associated with the Company's pending conversion to a new data processing system early in 1999.

Net earnings in 1997 were affected by a provision for possible loan losses much larger than provisions recorded in 1998 and 1996. The Company also combined its five banking subsidiaries into a single charter in 1997, operating as Grand National Bank. The resulting conversion to a common data processing system, along with supplies, printing and other associated costs resulted in increased expenses during the year. Earnings in 1996 were affected significantly by a number of non-recurring items, many of them related to the Company's formation and organization as a result of the merger noted above. Included were charges for contract and lease terminations, severance benefits related to staff reductions, and investment banking and professional fees. Also during 1996, the Company recorded a write-down on a parcel of real estate that had previously been held for future development.

Net Interest Income

A generally lower interest rate environment, combined with a decline in average loan balances and extremely competitive market conditions contributed to a slight decline in taxable equivalent net interest income from 1997 ($67.9 million) to 1998 ($67.0 million). Tax equivalent interest income fell by $3.8 million (from $125.1 million in 1997 to $121.3 million in 1998), while interest expense declined only $2.9 million (from $57.2 million in 1997 to $54.3 million in 1998), accounting for the overall drop. Taxable equivalent net interest income increased by $6.2 million from 1996 to 1997, largely as a result of growth in net earning assets and a change in asset mix favoring loans.

The Company's tax equivalent net interest margin also declined slightly from 1997 (4.48%) to 1998 (4.46%), both of which significantly exceeded the 1996 margin of 4.14%. Various components of the earning asset portfolio were affected differently by changes in asset mix, market rates, actions taken by management to improve Grand Premier's net interest margin, and other factors.

Average earning assets were $1.50 billion in 1998, $1.52 billion in 1997 and $1.49 billion in 1996. Average loans, which are generally the highest yielding component in the earning asset portfolio, represented 61.1% of earning assets in 1996, increased to 66.4% in 1997, and declined to 64.8% in 1998. The net decline in average loans from 1997 to 1998 resulted primarily from the Company's actions directed at reducing its indirect loan portfolio. (See "Provision for Possible Loan Losses".) Average investment securities represented 32.0%, 32.6% and 37.8% of the earning asset portfolio in 1998, 1997 and 1996 respectively. Short-term investments in federal funds sold, securities purchased under agreements to resell and other short-term interest bearing balances comprise the remainder of the Company's earning assets, averaging 3.2% of total earning assets in 1998, 1.0% in 1997 and 1.1% in 1996. This year-to year change in asset mix was the single largest factor affecting the Company's tax equivalent interest income.

During 1998, the average tax equivalent yield on loans remained steady at 8.95% when compared to 8.96% during 1997. The average yield in 1996 was 8.78%. The higher yields in both 1997 and 1998 were achieved despite generally lower market rates as a result of the Company's focus on yield enhancement and relationship pricing. During the three year period from 1996 to 1998, Grand Premier's tax equivalent yield on its investment portfolio rose from 6.67% in 1996 to 6.88% in 1997, falling to 6.55% in 1998. The year-to-year changes in yield are reflective of 1) reinvesting proceeds from maturing securities at lower prevailing market rates, and
2) accelerated prepayments on mortgage backed securities prompted by borrowers refinancing at lower rates in 1997 and 1998. Short-term investments are also subject to re-investment at market rates upon maturity or sale, with yields averaging 5.45% in 1996, 5.27% in 1997 and 5.73% in 1998.

Grand Premier's cost of funds, which is primarily influenced by rates paid on interest bearing deposits, averaged 3.80%, 3.77% and 3.62% in 1996, 1997 and 1998. Average rates paid on interest bearing deposits were 4.42% in 1996, 4.40% in 1997 and 4.27% in 1998.

Interest Rate Risk Management

One of the Company's objectives is to manage volatility in net interest income resulting from changes in interest rates. This is accomplished by actively managing the re-pricing characteristics of its interest earning assets and interest bearing liabilities in a dynamic environment. Grand Premier uses simulation modeling to analyze the effect of predicted or assumed changes in interest rates on balances and subsequently net interest income. The model provides for simultaneously comparing six different interest rate scenarios and their estimated effect on net interest income over various time horizons. Two "rising" and two "declining" rate scenarios, driven by short-term interest rates changing 300 basis points up and down over twelve and twenty four month periods, along with "most likely" and "flat rate" scenarios are used to identify the potential impact of rapid changes, up or down, from current rates. The "base" or "flat rate" simulation, (more traditionally known as "gap measurement") is used as a control to quantify the effect of changes in net interest income caused solely by re-pricing existing balances at market rates as they mature. Changes in balances reflecting repayment risk, likely changes in customer behavior under different interest rate environments and other "what if" assumptions based on management estimates are also simulated under each scenario. Interest sensitivity, i.e., the Company's exposure to changes in net interest income, is normally measured over a rolling 12 month period under the different rate scenarios and compared to the base case forecast. Generally, Grand Premier's policy is to maximize net interest income while limiting negative interest sensitivity (i.e., a decline in net interest income) to no more than 5% of net interest income under any interest rate scenario. As of December 31, 1998, the simulation model indicated a change in net interest income of less than 3.3% in either the rising or declining rate environments described above.

The following table shows the Company's base or flat rate measurement (i.e., "gap position") as of December 31, 1998:


                               Volumes Subject to Re-pricing
                                     (in thousands)

                             within    within    within      over
                            90 days    1 year   5 years   5 years

Loans (net of unearned
 income)                   $422,898  $169,639  $331,038  $ 32,625
Investment securities       130,997    79,046   133,048   172,992
Other earning assets         59,913         -         -         -
  Total earning assets      613,808   248,685   464,086   205,617

Transaction accounts         23,301    23,301   124,811    31,202
Savings accounts            145,778    29,692   188,169    47,053
Time deposit accounts       146,738   283,065   118,365       461
Short-term borrowing          9,379     2,508         -         -
Long-term borrowing               -     5,000    65,000         -
  Total interest-bearing
    liabilities             325,196   343,566   496,345    78,716

  Asset (liability) gap..  $288,612  $(94,881) $(32,259) $126,901

  Cumulative asset gap...  $288,612  $193,731  $161,472  $288,373


In reviewing the table, it should be noted that the balances are shown for a specific point in time and because interest sensitivity is dynamic, it can change significantly over time. Furthermore, the balances reflect both contractual re-pricing of deposits and management's re-pricing assumptions on certain deposits. Approximately 63.8% of core demand deposit accounts and regular savings accounts have been classified as re-pricing beyond one year. While these accounts are subject to immediate withdrawal, experience indicates they are relatively rate insensitive.


Provision for Possible Loan Losses

The Company's provision for possible loan losses is based on periodic (but no less than quarterly) evaluations by management. In these evaluations, numerous factors are considered including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses.

Each loan in the portfolio is graded according to specific financial risk and repayment criteria. The aggregate required reserve balance for the entire portfolio is maintained through earnings provisions as required. The provision for loan losses in 1998 totaled $3.6 million as compared to $9.7 million and $2.9 million in 1997 and 1996, respectively.

The Company's 1998 provision was reflective of management's evaluation of the loan portfolio within the context of the factors outlined above. In 1997, approximately $6.0 million of the $9.7 million provision was made as an additional provision in response to deterioration identified by management in the indirect segment of the loan portfolio (totaling $88.4 million, or 8.60% of the loan portfolio, at December 31, 1997). Over the first six months of 1997, the Company had experienced rapid growth in indirect loans originated for the purchase of automobiles, recreation vehicles and other consumer goods. Management performed an extensive internal review of the indirect portfolio in the fourth quarter of 1997 prompted by an increase in the delinquency rate (i.e. past due 60 days or more), which rose from 1.0% in June, 1997 to 4.0% at the end of November, 1997. As a result of the review, management determined that an additional provision was prudent. The Company discontinued this type of lending concurrent with recording the provision. The remainder of the Company's 1997 provision ($3.7 million), as well as the 1996 provision, was essentially tied to overall portfolio growth.

At December 31, 1998 the allowance for possible loan losses totaled $12.4 million (1.3% of gross loans) compared to $15.4 million (1.5% of gross loans) at December 31,1997 and $10.1 million (1.05% of gross loans) at December 31, 1996. Net charge-offs as a percentage of average loans were
 .67% in 1998, compared with .44% and .24% in 1997 and 1996, respectively. The year-to-year increases in net charge-offs were mainly attributable to indirect loans, with net charge-offs totaling $5.51 million in 1998 (.56% of average loans) and $2.77 million in 1997 (.27% of average loans).

Although management believes that the allowance for possible loan losses currently provides adequate risk coverage for the loan portfolio, there can be no assurance that significant provisions for losses will not be required in the future based on factors such as portfolio growth, deterioration of market conditions, major changes in borrowers' financial conditions, delinquencies and defaults. Future provisions will continue to be determined in relation to overall asset quality as well as other factors mentioned previously.

Other Income

Other income, excluding net investment securities gains, increased modestly (.3%), from $13,426,000 in 1997 to $13,466,000 in 1998. By comparison, other income decreased 3.3% in 1997 from $13,878,000 in 1996. Service charges on deposits and trust fees are the primary components of non-interest income.

Service charges on deposits represent Grand Premier's largest fee-based source of income. The majority of service charges on deposits are generated from transaction based accounts. During the three years from 1996 through 1998, aggregate balances in these accounts remained relatively stable, averaging $378.5 million in 1996, $369.7 million in 1997 and $369.1 million in 1998. As a result, service charges on deposits remained virtually unchanged at $5.7 million in each of the three years.

Trust fees totaled $3.5 million in 1998 compared to $3.2 million in 1997 and $2.9 million 1996. The year-to-year growth was primarily due to favorable performance of managed assets and increases in the amount of assets under administration. Trust fees are based on providing fiduciary, investment management, custodial and related services to corporate and personal clients. As of December 31, 1998, the market value of total managed assets approximated $840 million. Management anticipates continued growth in relationships and fees in future years.

Net investment security gains totaled $20.2 million in 1998 and was the main reason for a 59.6% increase in total other income, which increased from $21.1 million in 1997 to $33.7 million in 1998. The substantial increase was primarily a result of $19.8 million in gains realized from selling the Company's portfolio of listed equity securities during the third quarter. Net investment security gains were $7.7 million in 1997 and $3.8 million in 1996. Securities available for sale are utilized to manage interest rate risk, to provide liquidity, and as a contributor to earnings. As conditions change over time, overall interest rate risk, liquidity demands and return on the investment security portfolio will vary. The Company will continue to use its securities available for sale portfolio to manage interest rate risk, meet liquidity needs and optimize overall investment returns and net interest income.

Other operating income decreased to $4,315,000 in 1998 from $4,504,000 in 1997 and $5,271,000 in 1996. The Company recorded gains from the sale of other real estate owned totaling $164,000, $142,000 and $545,000 in 1998, 1997 and 1996, respectively. During 1998, the Company also recorded gains from the sale of loans to the secondary market totaling $656,000. In 1997, other operating income included gains totaling approximately $399,000, primarily from the sale of loans to the secondary market, as well as a one-time gain of $132,000 from sale of a marginally profitable line of business in its insurance subsidiary. In 1996, gains totaling approximately $429,000, primarily from the sale of loans to the secondary market, are included in other operating income. During 1998, the Company standardized its processing of merchant credit card transactions and its method of realizing income from rentals of safe deposit boxes. In aggregate, these changes resulted in a decrease in other income totaling approximately $225,000.

Other Expenses

Total other expenses increased a minimal $246,000 (.5%) to $50.5 million in 1998 from $50.2 million in 1997. The small increase followed a decrease of $3.8 million (7.1%) from $54.0 million in 1996.

Salaries and benefits, the largest component of other expense, totaled $24.0 million in 1998, down slightly from $24.2 million in 1997 and substantially less than the $26.6 million recorded in 1996. The decrease in 1998 was mainly attributable to a reduction of full-time equivalent employees, from 635 at December 31, 1997 to 583 at December 31, 1998. The decrease (9.0%) from 1996 to 1997 was the result of a combination of factors. In 1996, $350,000 in severance benefits were paid to employees whose positions were eliminated as a result of combining four subsidiary banks into one charter in February, 1996 and $614,000 was subsequently expensed in recognition of the Company's liability for earned vacation pay as of December 31, 1996. In addition, Grand Premier accrued an expense of $700,000 in the fourth quarter of 1996 for anticipated severance payments to employees whose positions would be eliminated as the Company completed consolidating its operations in early 1997. Three employee groups, including officials and managers, technicians, and office and clerical totaling 46 employees were included in the restructuring plan. Severance payments, including benefits, totaling $811,000 were paid to 45 employees in the first quarter of 1997 concluding the restructuring plan. At December 31, 1996, full-time equivalent employees totaled 642 not including approximately 40 full-time equivalent positions filled by office temporaries.

Net occupancy expense declined slightly in 1998, to $4.6 million, as compared to $4.7 million in both 1997 and 1996. Furniture and equipment expense increased $192,000 (to $4.0 million) in 1998, following an increase of $722,000 in 1997 compared to 1996. The year-to-year increases are mainly attributable to depreciation expense associated with upgrading and standardizing computer hardware, telephone systems, data communication lines and signage throughout the Company.

Data processing expenses were $2.05 million, $1.86 million, and $1.51 million in 1998, 1997 and 1996, respectively. The 1998 increase is mainly attributable to expenses associated with preparing for conversion to a fully integrated, in-house core data processing system in early 1999. Management believes that an in-house system will provide the tools necessary to expand its array of relationship based financial services while stabilizing costs. The increase from 1996 to 1997 was the result of activity volume added to the Company's current third party core processing system when the Company combined its five remaining bank charters into one. Prior to combining the bank charters, four of the banks processed on an in-house system and were not subject to third party fees.

Fees paid to outside professionals approximated $2.09 million in 1998, $1.64 million in 1997 and $1.39 million in 1996. The primary reason for the year-to-year increase was fees paid for training and implementation of a company-wide sales management program ($300,000 in 1998 and $100,000 in 1997). In addition, the Company out-sourced its internal audit function in 1998 and retained information technology consultants in both 1997 and 1998 to assist in 1) standardizing its voice and data communications networks, and 2) selecting a core processing solution.

The Company owned 5.5 acres of property in Riverwoods, Illinois, which it acquired in 1993 for possible future expansion. In October 1996, Grand Premier decided that developing the property was no longer consistent with its long-term plans. The Company recorded a $2.5 million charge to 1996 pre-tax earnings reflecting the write-down of the property to approximate fair value. The sale of the property was completed in December 1997 for approximately $35,000 greater than the recorded book value.

Other expenses decreased to $12.2 million in 1998, from $12.5 million in 1997 and $12.6 million in 1996. The majority of other expenses are recurring normal operating expenses. Several one-time or non-recurring expenses are also included in each of the three years ending December 31, 1998. One-time charges in 1998 include 1) write-off of obsolete computer software ($231,000), 2) expenses associated with closing two branch offices ($365,000) and 3) expenses related to the Company's pending conversion to a new data processing system in 1999 ($550,000). In addition, loan recovery expenses increased approximately $703,000 from 1997 to 1998 as a result of the Company's aggressive collection efforts relating to its indirect loan portfolio. Non-recurring expenses that resulted from consolidating bank charters and data processing conversions in 1997 approximated $1.3 million. Other expenses in 1997 also included costs associated with closing a branch office in Homewood, Illinois ($200,000) and losses from check and credit card fraud ($456,000). In 1996, other expenses included just under $2.0 million for several non-recurring items; 1) expenses of approximately $750,000 for contract and lease terminations, and 2) $1.2 million in investment banking, professional expenses and other organizational start up costs associated with the merger.

Income Taxes

Income taxes for 1998 totaled $14.6 million as compared to $7.7 million in 1997 and $5.3 million in 1996. Grand Premier's effective tax rate was 34.7% in 1998, 31.1% in 1997 and 28.4% in 1996. The significant securities gains recorded in 1998 are the main reason for the increase in the effective tax rate from 1997. In 1996, the Company reversed a deferred tax valuation allowance of approximately $763,000, thereby reducing the effective tax rate for the year. The remaining changes in the effective tax rates from year to year are primarily the result of changes in the amount of interest income exempt from income taxes as a percentage of income before taxes.


FINANCIAL CONDITION

Average assets decreased slightly (1.4%) from 1997 to 1998. During the same two years average earning assets as a percent of average total assets increased slightly, from 92.0% in 1997 to 92.4% in 1998. Balance sheet mix over the two-year period was relatively stable, with modest decreases in average loans and deposits, and increases in average investment securities and long-term and short-term borrowings. The Company increased its long-term advances from the Federal Home Loan Bank during 1997, to $70.0 million at year-end, a balance which remained unchanged during the year ended December 31, 1998. The action was taken as a result of favorable market conditions. Long-term borrowings averaged $40.0 million in 1997 and $70.0 million in 1998.

Securities

Grand Premier's securities available for sale portfolio is used by the Company as an integral part of its interest rate risk management, earnings and tax planning strategies. The portfolio largely consists of debt securities, any of which may be sold in response to changes in interest rates, for liquidity, or for tax purposes. At
December 31, 1998, $516.1 million was invested in securities available for sale, compared to $454.4 million at year-end 1997. The increase is due to a decline in loans outstanding, primarily as a result of the actions taken by management to reduce its portfolio of indirect loans (See "Provision for Possible Loan Losses"). The Company also increased its short-term investments in anticipation of funding requirements relating to the pending sales of four branch offices and their associated deposit liabilities in the first quarter of 1999.

At December 31, 1998, approximately 24% of the total carrying value of securities available for sale were U. S. Treasury and U.S. government agency securities, 33% obligations of states and political subdivisions, 36% mortgage-backed securities, 5% corporate securities and commercial paper, and 2% equity securities. The Company's mortgage-backed securities included $159.6 million invested in collateralized mortgage obligations ("CMO's") and $28.6 million in other mortgage-backed securities. The CMO's held by the Company are primarily shorter-maturity bonds (average lives generally less than 3 years). At December 31, 1998, substantially all of the mortgage-backed securities held by the Company were issued or backed by U.S. Government and U.S. Government-sponsored agencies.

Loans

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. Loans represent the largest component of Grand Premier's earning assets. Gross loans outstanding totaled $956.2 million at December 31, 1998, $71.7 million (7%) lower than year-end 1997. Active refinancing combined with the Company's practice of retaining customer servicing while selling loans secured by first liens on 1-4 family residential properties to the secondary mortgage market, resulted in a decrease ($38.6 million) in these loans from year-end 1997 to 1998. The Company also sold indirect loans with balances totaling approximately $8.1 million from its portfolio in 1998, realizing a net loss of $266,000. Combined with normal principal repayments, the sale resulted in a $47.3 million reduction in indirect loans outstanding, from $88.4 million at December 31, 1997 to $41.1 at year-end 1998. The reductions in the 1-4 family and indirect portfolios were partially offset by strong growth (18.9%) in commercial loans. As of December 31, 1998, the loan portfolio consisted of 28.8% commercial loans, 4.5% loans for construction purposes, 59.5% real estate-mortgages, and 7.2% loans to individuals.

Asset Quality

The Company reduced non-performing assets from $10.2 million at year-end 1997 to $7.9 million at year-end 1998. Non-performing assets, consisting of loans 90 days or more past due, loans not accruing interest, loans with renegotiated credit terms, and other real estate owned were .48% of total assets compared to .62% of total assets at year-end 1998 and 1997, respectively. Non-accruing loans increased slightly, from $6.2 million at year-end 1997 to $6.9 million at December 31, 1998. Loans past due 90 days or more and still accruing were $170,000 at year-end 1998, a decrease of $1.2 million from the previous year-end. Sales of other real estate owned during 1998 resulted in a significant reduction in properties owned at year-end, from $2.2 million in 1997 to $392,000 in 1998. Renegotiated loans decreased modestly, from $436,000 at year-end 1997 to $414,000 at December 31, 1998. At December 31, 1998, the
allowance for possible loan losses totaled $12.4 million or 1.30% of gross loans compared to $15.4 million or 1.50% of gross loans at December 31, 1997.

Sources of Funds

The Company considers core deposits, which include transaction accounts, savings accounts, and consumer time deposits less than $100,000 as its most stable sources of funding. These deposits are supplemented by time deposits from governmental entities, time deposits greater than $100,000 and securities sold under agreements to repurchase. Other short-term borrowings, long-term borrowings and stockholders' equity provides the remainder of the Company's funding sources. Total deposits increased $30.5 million (2.3%) to $1.36 billion at December 31, 1998 when compared to $1.33 billion at year-end 1997. Non-interest bearing deposits were 14.6% and 14.1% of total deposits at December 31, 1998 and 1997, respectively.

Total short-term borrowings, including repurchase agreements, were $11.9 million at December 31, 1998 compared to $47.6 million at December 31, 1997. The lower year-end balance is the result of a $33.0 million reduction in federal funds purchased. Long-term borrowings, consisting solely of advances from the Federal Home Loan Bank, were unchanged at $70.0 million at December 31, 1998 and 1997.

Liquidity

Grand Premier defines liquidity as having funds available to meet cash flow requirements. Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to pay liabilities, to satisfy depositors' withdrawal requirements and to accommodate changes in balance sheet mix. The Company has three major sources for generating cash other than through operations: 1) primary and secondary market deposits, 2) securities available for sale, and 3) lines of credit from unaffiliated banks. Liquid assets are compared to the potential needs for funds on an ongoing basis to determine if the Company has sufficient coverage for future liquidity needs. Management believes a primary liquidity position that provides for a minimum 100% coverage and total liquidity that provides for a minimum 150% coverage relative to the anticipated likelihood of potential events taking place is prudent. At year-end 1998, the Company's primary and secondary liquidity coverage exceeded these minimums.

Stockholders' Equity

Stockholders' equity increased by $10.9 million (6.3%) during 1998, from $172.5 million at December 31, 1997 to $183.4 million in 1998. The increase was primarily due to retained net earnings of $19.3 million (net income of $27.4 million less total common and preferred stock dividends of $8.1 million). Accumulated other comprehensive income decreased $7.8 million from year-end 1997 to 1998, primarily from sales of investment securities, resulting in previously unrealized gains being realized as income during 1998.

The Federal Reserve Board currently specifies three capital measurements under their risk-based capital guidelines: 1) "tier 1 capital" (i.e., stockholders' equity less goodwill to risk-adjusted assets), 2) "total risk-based capital" (i.e., tier 1 capital plus the lesser of 1.25% of risk-adjusted assets or the allowance for possible loan losses), and 3) "tier 1 leverage ratio" (i.e., stockholders' equity less goodwill to total assets less goodwill). Bank holding companies are required to maintain minimum risk-based capital ratios of 4% for "tier 1 capital", 8% for "total risk-based capital," and a "tier 1 leverage ratio" of 3% or greater. At December 31, 1998, Grand Premier's "tier 1 capital" ratio was 13.76%, well above the regulatory minimum. The Company's "total risk-based capital" and "tier 1 leverage" ratios were 14.82% and 9.99% respectively, also considerably greater than required. The Company's banking subsidiary met the definition of "well capitalized" under the FDIC's risk related premium system at December 31, 1998.

CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but earlier application is permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be done only by those enterprises covered by SFAS 134 and is to be done when the statement is initially applied. The adoption of SFAS 134 is not expected to have a material impact on the Company.


YEAR 2000

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of a change in century. If not corrected, many computer programs could fail or create erroneous results which could affect a company's ability to do business prior to, at, or after December 31, 1999.

Financial service organizations such as Grand Premier are heavily reliant upon computer systems for processing transactions and accounting for services provided to customers. Substantially all of the Company's major computer systems are currently contracted with third party providers. Beginning during the second quarter of 1999, the Company will operate licensed software "in-house." Although the contracted vendors bear the responsibility for making their systems "year 2000 compliant", assuming the costs associated with necessary changes, keeping the Company appraised of their progress in meeting established benchmarks, and certifying to the Company that the systems are in fact "year 2000 ready", the Company bears ultimate responsibility for testing, due diligence and assurance that its major vendors will continue to provide service without interruption due to the change in century at year-end 1999.

In mid 1997, the Company established an internal task force to identify and/or resolve issues related to the year 2000 change. In addition to the internal task force, the Company employs one full-time project manager as well as outside consultants dedicated to the year 2000 project. The task force has completed a comprehensive inventory of all systems used by the Company. These systems include not only data processing and technology driven systems, but also systems which may have embedded chips such as elevators, security systems, building controls, and various office handling equipment. Further, the Company has identified those systems which are deemed "mission critical" to its business.

The Company maintains regular communications with vendors who provide critical systems to the Company to verify that 1) their time-lines and benchmarks are met, 2) testing is performed regularly and according to schedule, and 3) necessary changes are being identified and addressed. Similarly, the task force has established its own benchmarks and timelines for managing the "year 2000 project", for evaluating and changing (if necessary) other systems used internally by the Company, and for prioritizing efforts with regard to overall year 2000 issues as they apply to the Company.

Management has developed contingency plans in the event that efforts to remedy the Company's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans are being designed to address any failure to remedy the Company's internal systems and to address failures of any third party vendors. The contingency plans primarily include the use of substitute third party service providers and/or a shift to manual processes.

The Company has begun testing all mission critical systems. Mission critical testing for third party systems is partially dependent on the vendor and accomplished mostly through user group and/or proxy testing. Mission critical testing for in house systems is being performed by the Company's year 2000 task force members, key members of the technology group, and outside consultants. Management plans on having all testing of mission critical systems completed by June 30, 1999.

After extensive investigation, the Company entered into an agreement in August 1998 to change core data processing systems for strategic business reasons unrelated to the Year 2000. Conversion to the new system is anticipated to occur early in the second quarter of 1999. The new data processing system will be licensed software operated "in-house". The software was originally developed with four digit date fields, and accordingly, the vendor has asserted that its system is fully "year 2000 ready". Other licensees of the software have reviewed and participated in the vendor's testing relative to Year 2000. Based on review of the vendor's testing scripts and discussions with other licensees, the Company believes the testing to be satisfactory and the system "year 2000 compliant".

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

The projected total cost of the year 2000 project is currently estimated to be less than $200,000, consisting primarily of the internal project manager's salary and external consulting fees. As of December 31, 1998, a cumulative total of approximately $60,000 had been spent on the Year 2000 project. All costs associated with the year 2000 project are being charged to expense as incurred. The estimate does not include the time that internal staff and user departments are devoting to task force meetings, planning, and testing relative to Year 2000. These costs are not anticipated to have a material impact on operations.

Supplementary Business and Stock Information

GRAND PREMIER FINANCIAL, INC. is a registered bank holding company established under Delaware Law. The operations of Grand Premier and its subsidiaries consist primarily of financial activities common to the commercial banking industry, as well as trust and investment services, data processing and electronic banking services and insurance. Services are extended to individuals, businesses, local government units and institutional customers throughout Northern Illinois.

Stock information
The Company's common stock is traded on The Nasdaq Stock Market under the symbol GPFI. As of December 31, 1998 there were 1,279 shareholders of record. A two-year record of trade prices by quarter, as well as cash dividends declared, is as follows:

                1998                                1997
 Quarter  High     Low      Cash     Quarter  High     Low       Cash
                         Dividends                           Dividends
    1st  17.50   12.73      .082        1st  10.34    8.18      .073
    2nd  17.61   12.96      .082        2nd  13.64    9.77      .073
    3rd  15.00   10.68      .082        3rd  13.64   11.65      .073
    4th  14.00   10.00      .090        4th  13.52   11.71      .081
  Total                     .34       Total                     .30



10K notice
The Annual Report to the Securities and Exchange Commission, Form
10-K, may be obtained by shareholders free of charge upon written request to Alan J. Emerick, Secretary of the Corporation, Grand Premier Financial, Inc., 486 West Liberty Street, Wauconda, Illinois 60084. The Company's Form 10-K is also available on the EDGAR database at the Securities and Exchange Commission's web site at http://www.sec.gov.


Web Site Information
Product information, financial information and other news concerning the Company including earnings and other press releases are available at Grand Premier's corporate web site at http://www.grandpremier.com.



            Five Year Summary of Selected Financial Data


                                                1998        1997        1996        1995        1994
Earnings:
Interest income                             $116,655    $120,621    $114,370    $108,782     $92,166
Interest expense                              54,295      57,166      56,558      53,541      38,928
Net interest income                           62,360      63,455      57,812      55,241      53,238
Provision for possible loan losses             3,600       9,700       2,875       1,435         555
Earnings before income taxes                  41,964      24,638      18,602      23,185      17,893
Net earnings                                  27,400      16,970      13,317      17,029      13,344
Net earnings available to common
  shareholders                              $ 26,660    $ 16,230    $ 12,377    $ 15,923    $ 12,140


Per common share statistics*:
Basic earnings per share                       $1.21       $ .74       $ .57       $ .73       $ .55
Diluted earnings per share                      1.17         .73         .56         .71         .54
Cash dividends declared                          .34         .30         .25         .17         .16
Book value                                     $7.92       $7.42       $6.77       $6.48       $5.12


Common shares outstanding - year end*     21,981,739  22,002,819  21,982,047  21,856,805  22,040,666

Return on beginning stockholders' equity      15.88%      10.73%       8.54%      13.39%      10.03%


Financial position - year end:
Securities held-to-maturity               $        -  $        -  $        -  $        -  $  114,174
Securities available for sale                516,083     454,400     535,687     598,570     457,161
Loans, net                                   943,757   1,012,468     955,366     865,317     752,973
Allowance for possible loan losses            12,443      15,404      10,116       9,435       9,738
Excess cost over fair value of net
  assets acquired                             15,281      16,885      18,489      20,227      21,601
Non-interest bearing deposits                199,084     187,943     211,015     196,534     198,659
Interest bearing deposits                  1,161,936   1,142,588   1,206,379   1,155,123   1,066,735
Total deposits                             1,361,020   1,330,531   1,417,394   1,351,657   1,265,394
Short-term borrowings                              -      33,000           -      38,475      29,210
Securities sold under agreements to
  repurchase                                  11,887      14,598      23,486      49,757      53,638
Long-term borrowings                          70,000      70,000      30,000      11,588       5,650
Stockholders' equity                         183,389     172,509     158,083     155,997     127,130
Total assets                              $1,648,241  $1,646,380  $1,642,538  $1,624,673  $1,493,067



* Share statistics have been adjusted to reflect a three-for-one stock split in the form of a 200% stock dividend to shareholders of record June 8, 1994 and a 10% stock dividend to shareholders of record on
November 15, 1998.



Board of Directors

Jean M. Barry          Senior Investment Officer

Frank J. Callero       Partner
                       Callero and Callero LLP
                       (Certified Public Accountants)

Alan J. Emerick        Executive Vice President
                       and Chief Administrative Officer

Brenton J. Emerick     Retired Chief Executive Officer
                       Northern Illinois Financial Corporation
                       (Bank holding company)

James Esposito         Executive Vice President
                       Grand National Bank

Thomas D. Flanagan     Founding Partner
                       Flanagan, Bilton & Branagan (law firm)

R. Gerald Fox          President and Chief Executive Officer
                       F.I.A. Publishing Company
                       (Publisher of Financial Books and Periodicals)

Richard L. Geach       Chairman of the Board, President and
                       Chief Executive Officer

Noa W. Horner          President,
                       The Municipal Insurance Company of America of Elgin, Illinois (insurance company)

Edward G. Maris        Private Investor

Howard A. McKee        Chairman of the Executive Committee

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

H. Barry Musgrove      Chairman of the Board and President
                       Franz Manufacturing Company
                       (Manufacturer of anti-friction products)

Joseph C. Piland       Educational Consultant and retired President
                       Highland Community College

Stephen J. Schostok    Attorney and Partner
                       Dimonte Schostok & Lizak, Attorneys at Law

John Simcic            Chairman of the Board,
                       Maki & Associates, Inc. (d/b/a Century 21 United - real estate sales)


Executive Officers

Richard L. Geach        Chairman of the Board, President
                          and Chief Executive Officer

David L. Murray         Senior Executive Vice President
                          and Chief Financial Officer

Alan J. Emerick         Executive Vice President
                          and Chief Administrative Officer

Scott Dixon             Executive Vice President
                          and Senior Sales Leader

Larry W. O'Hara         Executive Vice President

William R. Theobald     Executive Vice President

Kenneth A. Urban        President,
                        Grand Premier Trust and Investment, Inc.

Jack R. Croffoot        Senior Vice President

Nanette K. Donton       Senior Vice President

Al Lutton               Senior Vice President

James K. Watts          Senior Vice President






                          EXHIBIT 21


                Subsidiaries of the Registrant


The following subsidiaries are 100% owned by Grand Premier Financial, Inc.


Grand National Bank

Grand Premier Trust and Investment Services, Inc.

Grand Premier Operating Systems, Inc.

Grand Premier Insurance Services, Inc.

American Suburban Mortgage Corporation (inactive)



                         EXHIBIT 23


                Independent Auditor's Consent



The Board of Directors
Grand Premier Financial, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 333-03327) on Form S-4 and (Nos., 333-11635, 333-11645, 333-11663,
333-65455, and 333-65453) on Form S-8 of Grand Premier Financial, Inc. of our report dated January 22, 1999, except for Note 18, which is as of February 18, 1999 relating to the consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Grand Premier
Financial, Inc.



                             /s/ KPMG LLP
Chicago, Illinois
March 22, 1999