Form 10-Q
period 1999-03-31
GRAND PREMIER FINANCIAL INC
filed 1999-05-06
CIK 1013044

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on April 30, 1999 was 22,070,046 shares.






             GRAND PREMIER FINANCIAL INCORPORATED

                 FORM 10-Q - QUARTERLY REPORT

               FOR QUARTER ENDED MARCH 31, 1999

                       TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited)
          March 31, 1999 and December 31, 1998.                   3 -  4

          Consolidated Statements of Income (unaudited)
          Three Months Ended March 31, 1999 and 1998              5 -  6

          Consolidated Statements of Cash Flow (unaudited)
          Three Months Ended March 31, 1999 and 1998              7 -  8

          Notes to Unaudited Consolidated Financial Statements    9 - 11

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.         12 - 16

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                            17


PART II. OTHER INFORMATION


  Item 6. A. Exhibits                                            18 - 19

          B. Reports on Form 8-K                                 19













                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                            ASSETS
                        (000's omitted
                      except share data)

                                                 March 31,   December 31,
                                                   1999          1998

Cash and non-interest bearing deposits          $   34,484    $   52,994
Interest bearing deposits                            1,483         1,718
Federal funds sold                                  10,000        48,000
    Cash and cash equivalents                       45,967       102,712

Securities available for sale, at fair value       424,150       516,083
Securities purchased under agreements to resell     18,043        10,195

Loans                                              987,305       957,153
  Less: Unearned discount                           (1,179)         (953)
        Allowance for possible loan losses         (13,026)      (12,443)
    Net loans                                      973,100       943,757

Bank premises and equipment                         32,371        34,099
Excess cost over fair value of net
  net assets acquired, net                          14,880        15,281
Accrued interest receivable                         11,228        11,573
Other assets                                        19,113        14,541

          Total assets                          $1,538,852    $1,648,241



















            The accompanying unaudited notes are an
         integral part of these financial statements.



                  GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                          (continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY
                        (000's omitted
                      except share data)

                                                 March 31,   December 31,
                                                   1999          1998
Liabilities

  Non-interest bearing deposits                 $  171,778    $  199,084
  Interest bearing deposits                      1,068,119     1,161,936
          Total deposits                         1,239,897     1,361,020

  Short-term borrowings                             14,866        11,887
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 25,199        21,945

          Total liabilities                      1,349,962     1,464,852


Stockholders' equity

  Preferred stock - $1 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    3/31/99       12/31/98
      Authorized      30,000,000     30,000,000
      Issued          22,099,725     22,047,672
      Outstanding     22,028,192     21,981,739        221           220
  Surplus                                           79,198        79,056
  Retained earnings                                 95,529        88,756
  Accumulated other comprehensive income             5,446         6,794
  Treasury stock, at cost (71,533 shares
    at 3/31/99 and 65,933 shares at 12/31/98)         (754)         (687)

          Stockholders'  equity                    188,890       183,389

          Total liabilities &
          stockholders' equity                  $1,538,852    $1,648,241


           The accompanying unaudited notes are an
         integral part of these financial statements.



                  GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                        (000's omitted
                    except per share data)

          THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                    1999          1998

Interest income
  Interest and fees on loans                      $20,353       $22,315
  Interest and dividends on
    investment securities:
      Taxable                                       4,027         4,514
      Exempt from federal income tax                2,246         2,085
  Other interest income                               442           288

          Total interest income                    27,068        29,202

Interest expense
  Interest on deposits                             10,822        12,096
  Interest on short-term borrowings                   120           446
  Interest on long-term borrowings                  1,070         1,070

          Total interest expense                   12,012        13,612

Net interest income                                15,056        15,590
Provision for possible loan losses                    850           900

Net interest income after provision
  for possible loan losses                         14,206        14,690

Other income
  Service charges on deposits                       1,186         1,390
  Trust fees                                          927           849
  Investment securities gains, net                     44           183
  Gains on sales of branches and deposits           7,869             -
  Other income                                      1,476         1,237

          Total other income                       11,502         3,659

Other expenses
  Salaries                                          4,469         4,769
  Pension, profit sharing and other
    employee benefits                               1,261         1,192
  Net occupancy of bank premises                    1,162         1,091
  Furniture and equipment                             928           983
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             3,880         3,367

          Total other expenses                    $12,101       $11,803




            The accompanying unaudited notes are an
         integral part of these financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                          (Continued)
                        (000's omitted
                    except per share data)

          THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                    1999          1998


Earnings before income taxes                      $13,607       $ 6,546
Income tax expense                                  4,659         2,088

Net income                                        $ 8,948       $ 4,458



Earnings per share
      Basic                                       $   .40       $   .19
      Diluted                                     $   .38       $   .19


































            The accompanying unaudited notes are an
         integral part of these financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                        (000's omitted)

          THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                       1999        1998
Cash flows from operating activities:
  Net earnings                                      $  8,948    $  4,458
  Adjustments to reconcile net earnings to
     net cash from operating activities:
    Amortization net, related to:
      Investment securities                               63         267
      Excess of cost over net assets acquired            401         401
      Other                                              322         103
    Depreciation                                         989       1,011
    Provision for possible loan losses                   850         900
    Gain on sale related to:
      Branches and associated deposits                (7,869)          -
      Investment securities                              (44)       (183)
      Loans sold to secondary market                    (173)       (250)
      Other real estate owned                            (15)       (127)
      Bank premises and equipment                       (188)          -
    Loans originated for sale                         (9,944)    (17,190)
    Loans sold to secondary market                    10,117      17,190
    Change in:
      Other assets                                    (3,164)        727
      Other liabilities                                3,249       1,316

        Net cash from operating activities             3,542       8,623


Cash flows from investing activities:
  Purchase of securities available for sale          (61,219)    (35,339)
  Proceeds from:
    Maturities of securities available for sale      144,383      43,768
    Sales of securities available for sale             6,515      11,294
    Sales of other real estate owned                      84       1,857
    Sales of bank premises and equipment               1,117           -
  Net (increase) decrease in loans                   (30,756)     18,269
  Purchases of bank premises and equipment              (194)     (1,055)
  Net (increase) decrease in securities
    under agreements to resell                        (7,848)        742

        Net cash from investing activities          $ 52,082    $ 39,536



            The accompanying unaudited notes are an
         integral part of these financial statements.



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)
                          (Unaudited)
                        (000's omitted)

          THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                       1999        1998

Cash flows from financing activities:
  Net decrease in deposits                          $(36,000)   $(27,359)
  Payments for deposits included in branch sales     (77,254)          -
  Net increase (decrease) in short term borrowings     2,979     (25,969)
  Dividends paid                                      (2,170)     (1,986)
  All other financing activities                          76         (25)

        Net cash from financing activities          (112,369)    (55,339)

Net decrease in cash and cash equivalents            (56,745)     (7,180)
Cash and cash equivalents at beginning of period     102,712      63,661

Cash and cash equivalents at end of period          $ 45,967    $ 56,481

























            The accompanying unaudited notes are an
         integral part of these financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements include the financial information of Grand Premier Financial, Inc., and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with these consolidated financial statements.

   All share and per share information has been restated for the 10% common stock dividend distributed December 1, 1998 to shareholders of record on November 15, 1998.

2. Earnings Per Share

   The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share.

                                        Income                     Per
                                     (Numerator)       Shares     Share
                                   (in thousands)  (Denominator)  Amount

   Three months ended March 31, 1999:
   Net income                        $ 8,948
   Less: Preferred stock dividends      (185)

   Basic EPS:
     Income available to
      common stockholders              8,763        22,009,538    $ .40

   Effect of Dilutive securities
     Stock options                                     195,439
     Convertible preferred stock         145           936,852

   Diluted EPS:
     Income available to common
      stockholders and assumed
      conversions                    $ 8,908        23,141,829    $ .38



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)


2. Earnings Per Share (Continued)


                                        Income                     Per
                                     (Numerator)       Shares     Share
                                   (in thousands)  (Denominator)  Amount

   Three months ended March 31, 1998:
   Net income                        $ 4,458
   Less: Preferred stock dividends      (185)

   Basic EPS:
     Income available to
      common stockholders              4,273        22,010,795    $ .19

   Effect of Dilutive securities
     Stock options                                     333,201
     Convertible preferred stock         145           936,852

   Diluted EPS:
     Income available to common
      stockholders and assumed
      conversions                    $ 4,418        23,280,848    $ .19




3.  Comprehensive Income

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



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)


   3.  Comprehensive Income (continued)

                                                     Three months ended
                                                          March 31,
                                                       1999      1998

     Net income                                       $ 8,948   $ 4,458

     Other comprehensive income, net of tax
         Unrealized gains (losses) on securities:
           Unrealized holding gain (loss)
             arising during the period                 (1,273)    2,759
           Reclassification adjustment for
             gains included in net income                 (75)      (79)
     Other comprehensive income (loss)                 (1,348)    2,680

     Comprehensive income                             $ 7,600   $ 7,138



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


This discussion provides an analysis of the Company's financial condition and results of operations, and is intended to cover significant factors affecting the Company's overall performance during the interim periods presented. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition that are not otherwise apparent from the consolidated financial statements included in this report, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included elsewhere in this report and in the 1998 Annual Report on Form 10-K.

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information that involve substantial risks and uncertainties. Actual results, performance or achievements could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. For a discussion of these risks and uncertainties, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report on Form 10-K.

The Company declared a 10% stock dividend on September 28, 1998. Share and per share amounts for all periods presented have been adjusted to reflect the stock dividend.

Results of Operations

Net income for the quarter ended March 31, 1999 totaled $8.9 million, or $.38 diluted earnings per share. Gains on the sales of four rural branch offices and their associated deposit liabilities totaling $85.1 million contributed approximately $4.7 million to net income ($.20 diluted earnings per share). Excluding these gains, net income in 1999 totaled $4.2 million, or $.18 diluted earnings per share, compared to $4.5 million, or $.19 diluted earnings per share, for the same quarter of 1998.

Taxable equivalent net interest income for the first three months of 1999 was $16.3 million, approximately 2.7% lower than $16.7 million in the first quarter of 1998. Taxable equivalent interest income decreased from $30.3 million in 1998 to $28.3 million in 1999 mainly due to lower average yields on earning assets. While average earning assets declined 1.2% ($1.46 billion in 1999 and $1.48 billion in 1998), the average yield on earning assets decreased 47 basis points from 8.33% in 1998 to 7.86% in 1999 mainly due to the generally lower interest rate environment that occurred during the latter part of 1998 that continued into 1999. Taxable equivalent yields on loans and investment securities were 8.58% and 6.57% in 1999 and 9.00% and 6.89% in 1998, respectively. Total interest expense


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)

also declined, but to a lesser extent, from $13.6 million in 1998 to $12.0 million in 1999. The Company reduced the average rate paid on interest bearing liabilities by 35 basis points from 4.48% in 1998 to 4.13% in 1999. Overall, the Company's cost of funds decreased 40 basis points to 3.34% in 1999. The Company's taxable equivalent net interest margin for the first three months of 1999 was 4.52% compared to 4.59% in the similar period of 1998.

The Company reduced its provision for possible loan losses to $850 thousand in the first quarter of 1999 compared to $900 thousand in the first quarter of 1998 and $3.6 million for all of 1998. The Company's provisions are based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses. During the period, asset quality improved substantially when compared to one year earlier. Non-performing loans (consisting of non-accrual loans, loans past due 90 days or more and renegotiated loans) totaled $5.9 million at March 31, 1999, 21.3% lower than $7.5 million at December 31, 1998 and less than half of the $12.7 million at March 31, 1998. Net charge-offs totaling $267,000 for the first three months of 1999 were substantially lower than $2.5 million recorded in the first quarter of 1998. Approximately $1.7 million of the net charge-offs recorded in the first quarter of 1998 were from the indirect auto segment of the loan portfolio for which the Company made a provision for possible loan losses of approximately $6 million during the final quarter of 1997. At March 31, 1999, the allowance for possible loan losses was $13.0 million (1.32% of gross loans) compared to $12.4 million (1.30% of gross loans) at December 31, 1998 and $13.8 million (1.37% of gross loans)at March 31, 1998.

Other income increased sharply in 1999 as a result of gains totaling $7.9 realized on the sales of four rural branch offices and their associated deposit liabilities. Excluding gains on the sale of branches and net securities gains, other income increased 3.3% from $3.5 million in the first quarter of 1998 to $3.6 million for the first three months on 1999. Income from service charges on deposits decreased $204,000, from $1.4 million in 1998 to $1.2 million in 1999, mainly due to the reduction of deposit balances as a result of the branch sales and a reduction in overdraft fees. The reduction in service charges on deposits was partially offset by an increase in trust fees from $849,000 in 1998 to $927,000 in 1999. All other income, including a gain of approximately $180,000 from the sale of a bank property in 1999, increased from $1.2 million in 1998 to $1.5 million in 1999.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)


Other expenses increased a modest 2.5% from $11.8 million in 1998 to $12.1 million in 1999. Salaries and benefits decreased $231,000 (3.9%) from $5.96 million in 1998 to $5.73 million in 1999. Net occupancy expense combined with furniture and equipment expense remained stable at just under $2.1 million for the first quarter of 1999 and 1998. Other non-interest expenses increased from $3.4 million in 1998 to $3.9 million in 1999, largely due to costs associated with the Company's pending conversion to a new data processing system and operational losses from forgeries and other fraudulent activities.

Income tax expense increased $2.6 million to $4.7 million in 1999 compared to $2.1 million in 1998. The Company's effective tax rate was approximately 34.2% in 1999 and 31.9% in 1998. The increase in taxes and the effective tax rate is mainly attributable to the fully taxable gains realized on the sales of the four rural branches and their associated deposits.


Financial Condition

Total assets were $1.54 billion at March 31, 1999, $109 million lower than year-end 1998. During the same period, total deposits decreased $121 million to $1.24 billion at March 31, 1999. The reductions in total assets and deposits were primarily from the sales of the branch offices and their associated deposit liabilities. Proceeds from maturities of short-term investments used to fund the transactions is the main reason for the reduction in investment securities, from $516 million at December 31, 1998 to $424 million at March 31, 1999. A reduction in federal funds sold ($10 million at March 31, 1999 compared to $48 million at year-end) was largely used to fund strong loan growth during the first quarter. Gross loans increased $30 million (3.1%) to $986.1 million at March 31, 1999. During the three month period ended March 31, 1999, total stockholders equity increased $5.5 million to $188.9 million primarily from comprehensive income net of dividends paid.


Year 2000

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of a change in century. If not corrected, many computer programs could fail or create erroneous results, which could affect a company's ability to do business prior to, at, or after December 31, 1999.



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

In April, 1999 the Company converted its core data processing system (used to process transactions and maintain customer records) to licensed software operated "in-house". The software was originally designed with four digit date fields and accordingly, the vendor has asserted that the system is fully "year 2000 ready". Other licensees of the software have reviewed and participated in the vendors testing relative to Year 2000. Based on a review of the vendors "testing scripts" and discussion with other licensees, the Company believes the testing to be satisfactory and the system "year 2000 ready". In June, 1999 the Company will conduct its own testing, which will be monitored and reviewed by an independent third party, to validate the vendor's assertions.

Other than its core data processing system, many of the Company's processing systems are contracted with third party providers. Although the contracted vendors bear the responsibility for making their systems "year 2000 compliant", assuming the costs associated with necessary changes, keeping the Company appraised of their progress in meeting established benchmarks, and certifying to the Company that the systems are in fact "year 2000 ready", the Company bears ultimate responsibility for testing, due diligence and assurance that its major vendors will continue to provide service without interruption due to the change in century at year-end 1999.

In mid 1997, the Company established an internal task force to identify and/or resolve issues related to the year 2000 change. In addition to the internal task force, the Company employs one full-time project manager as well as outside consultants dedicated to the year 2000 project. The task force has completed a comprehensive inventory of all systems used by the Company. These systems include not only data processing and technology driven systems, but also systems which may have embedded chips such as elevators, security systems, building controls, and various office handling equipment. Further, the Company has identified those systems, which are deemed "mission critical" to its business.

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

The Company is well into testing its mission critical systems. Mission critical testing for third party systems is partially dependent on the vendor and accomplished mostly through user group and/or proxy testing. Mission critical testing for in house systems is being performed by the Company's year 2000 task force members, key members of the technology group, and outside consultants. Management plans on having all testing of mission critical systems completed by June 30, 1999.

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

The projected total cost of the year 2000 project is currently estimated to be $300,000, consisting primarily of the internal project manager's salary and external consulting fees. As of March 31, 1999, a cumulative total of approximately $100,000 had been spent on the Year 2000 project. All costs associated with the year 2000 project are being charged to expense as incurred. The estimate does not include the time that internal staff and user departments are devoting to task force meetings, planning, and testing relative to Year 2000. These costs are not anticipated to have a material impact on operations.



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK


The Company's exposure to market risk arises from changes in interest rates. Managing interest rate risk is the responsibility of the Company's Asset/Liability Management Committee ("ALCO") established by the Board of Directors. ALCO meets periodically, at least quarterly, to evaluate the Company's market risk exposure.

Based upon ALCO's most recent evaluation, management does not believe the Company's risk position at March 31, 1999 has changed materially from year-end 1998 as disclosed in the Company's Annual Report on Form 10-K.







                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits as follows:

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

10.7*   Grand Premier Financial, Inc. Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.8 of the Company's 1996 Annual Report on Form 10-K, Commission File No. 0-20987).

10.8* Grand Premier Financial, Inc. Savings and Stock Plan and Trust (incorporated by reference to Exhibit 10.9 of the Company's 1996 Annual Report on Form 10-K, Commission File No. 0-20987).

10.9* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997, Commission file No. 0-20987.)

10.10* Grand Premier Financial, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 13, 1998).

11. Statement re computation of per share earnings (See Note 2 to the Consolidated Financial Statements for the three months ended March 31, 1999).

27.     Financial Data Schedule, for the three months ended
        March 31, 1999.


(B) Reports on Form 8-K

No Current Report of Form 8-K was filed during the quarter ended
March 31, 1999.



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES




                          SIGNATURES



   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GRAND PREMIER FINANCIAL, INC
  (Registrant)





May 6, 1999                    /s/ David L. Murray
Date                           David L. Murray, Senior Executive Vice
                               President and Chief Financial Officer