Form 10-Q
period 1999-06-30
GRAND PREMIER FINANCIAL INC
filed 1999-08-09
CIK 1013044

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on July 30, 1999 was 22,293,658 shares.






             GRAND PREMIER FINANCIAL INCORPORATED

                 FORM 10-Q - QUARTERLY REPORT

                FOR QUARTER ENDED JUNE 30, 1999

                       TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited)
            June 30, 1999 and December 31, 1998.                  3 -  4

          Consolidated Statements of Income (unaudited)
            Six Months Ended June 30, 1999 and 1998               5 -  6
            Three Months Ended June 30, 1999 and 1998             7 -  8

          Consolidated Statements of Cash Flow (unaudited)
            Six Months Ended June 30, 1999 and 1998               9 - 10

          Notes to Unaudited Consolidated Financial Statements   11 - 13

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.         14 - 22

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                            23


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders    24

  Item 6. A. Exhibits                                            22 - 26

          B. Reports on Form 8-K                                 26












                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                            ASSETS
                        (000's omitted
                      except share data)

                                                  June 30,   December 31,
                                                   1999          1998

Cash and non-interest bearing deposits          $   41,622    $   52,994
Interest bearing deposits                              713         1,718
Federal funds sold                                  12,500        48,000
    Cash and cash equivalents                       54,835       102,712

Securities available for sale, at fair value       396,112       516,083
Securities purchased under agreements to resell     19,450        10,195

Loans                                            1,042,136       957,153
  Less: Unearned discount                           (1,360)         (953)
        Allowance for possible loan losses         (12,885)      (12,443)
    Net loans                                    1,027,891       943,757

Bank premises and equipment                         31,685        34,099
Excess cost over fair value of
  net assets acquired, net                          14,479        15,281
Accrued interest receivable                         10,255        11,573
Other assets                                        20,252        14,541

          Total assets                          $1,574,959    $1,648,241



















       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                          (continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY
                        (000's omitted
                      except share data)

                                                  June 30,   December 31,
                                                   1999          1998
Liabilities

  Non-interest bearing deposits                 $  177,726    $  199,084
  Interest bearing deposits                      1,104,860     1,161,936
          Total deposits                         1,282,586     1,361,020

  Short-term borrowings                             12,936        11,887
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 21,709        21,945

          Total liabilities                      1,387,231     1,464,852


Stockholders' equity

  Preferred stock - $1 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    6/30/99       12/31/98
      Authorized      30,000,000     30,000,000
      Issued          22,180,658     22,047,672
      Outstanding     22,114,525     21,981,739        222           220
  Surplus                                           79,325        79,056
  Retained earnings                                 97,937        88,756
  Accumulated other comprehensive income             1,692         6,794
  Treasury stock, at cost (66,133 shares
    at 6/30/99 and 65,933 shares at 12/31/98)         (698)         (687)

          Stockholders'  equity                    187,728       183,389

          Total liabilities &
          stockholders' equity                  $1,574,959    $1,648,241


      The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                        (000's omitted
                    except per share data)

            SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    1999          1998

Interest income
  Interest and fees on loans                      $41,580       $44,637
  Interest and dividends on
    investment securities:
      Taxable                                       7,699         8,661
      Exempt from federal income tax                4,438         4,129
  Other interest income                               818           961

          Total interest income                    54,535        58,388

Interest expense
  Interest on deposits                             21,399        24,239
  Interest on short-term borrowings                   306           606
  Interest on long-term borrowings                  2,152         2,152

          Total interest expense                   23,857        26,997

Net interest income                                30,678        31,391
Provision for possible loan losses                  1,300         1,800

Net interest income after provision
  for possible loan losses                         29,378        29,591

Other income
  Service charges on deposits                       2,308         2,841
  Trust fees                                        1,854         1,698
  Investment securities gains, net                    129         1,926
  Gains on sales of branches and deposits           7,869             -
  Other income                                      2,563         1,983

          Total other income                       14,723         8,448

Other expenses
  Salaries                                          9,006         9,501
  Pension, profit sharing and other
    employee benefits                               2,544         2,516
  Net occupancy of bank premises                    2,249         2,173
  Furniture and equipment                           1,952         1,990
  Amortization of excess cost over fair
    value of net assets acquired                      802           802
  Other                                             7,530         7,156

          Total other expenses                    $24,083       $24,138



       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                          (Continued)
                        (000's omitted
                    except per share data)


            SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    1999          1998


Earnings before income taxes                      $20,018       $13,901
Income tax expense                                  6,481         4,482

Net income                                        $13,537       $ 9,419



Earnings per share
      Basic                                       $   .60       $   .41
      Diluted                                     $   .58       $   .40

































       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                        (000's omitted
                    except per share data)

           THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    1999          1998
Interest income
  Interest and fees on loans                      $21,227       $22,322
  Interest and dividends on
    investment securities:
      Taxable                                       3,672         4,147
      Exempt from federal income tax                2,192         2,044
  Other interest income                               376           673

          Total interest income                    27,467        29,186

Interest expense
  Interest on deposits                             10,577        12,143
  Interest on short-term borrowings                   186           160
  Interest on long-term borrowings                  1,082         1,082

          Total interest expense                   11,845        13,385

Net interest income                                15,622        15,801
Provision for possible loan losses                    450           900

Net interest income after provision
  for possible loan losses                         15,172        14,901

Other income
  Service charges on deposits                       1,122         1,451
  Trust fees                                          927           849
  Investment securities gains, net                     85         1,743
  Other income                                      1,087           746

          Total other income                        3,221         4,789

Other expenses
  Salaries                                          4,537         4,732
  Pension, profit sharing and other
    employee benefits                               1,283         1,324
  Net occupancy of bank premises                    1,087         1,082
  Furniture and equipment                           1,024         1,007
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             3,650         3,789

          Total other expenses                    $11,982       $12,335



       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                          (Continued)
                        (000's omitted
                    except per share data)

           THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    1999          1998


Earnings before income taxes                      $ 6,411       $ 7,355
Income tax expense                                  1,822         2,394

Net income                                        $ 4,589       $ 4,961



Earnings per share
      Basic                                       $   .20       $   .22
      Diluted                                     $   .20       $   .21
































       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                        (000's omitted)

            SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                       1999        1998
Cash flows from operating activities:
  Net income                                        $ 13,537    $  9,419
  Adjustments to reconcile net earnings to
     net cash from operating activities:
    Amortization net, related to:
      Investment securities                              211         844
      Excess of cost over net assets acquired            802         802
      Other                                              598         152
    Depreciation                                       1,998       2,067
    Provision for possible loan losses                 1,300       1,800
    Gain on sale related to:
      Branches and deposits                           (7,869)          -
      Investment securities                             (129)     (1,926)
      Loans sold to secondary market                    (289)       (185)
      Other real estate owned                            (22)       (124)
      Bank premises and equipment                       (388)          -
    Loans originated for sale                        (20,361)    (36,794)
    Loans sold to secondary market                    20,650      36,794
    Change in:
      Other assets                                    (1,114)      6,618
      Other liabilities                                 (248)        324

        Net cash from operating activities             8,676      19,791


Cash flows from investing activities:
  Purchase of securities available for sale          (97,203)   (109,028)
  Proceeds from:
    Maturities of securities available for sale      186,317      93,933
    Sales of securities available for sale            22,318      14,660
    Sales of other real estate owned                     414       2,044
    Sales of bank premises and equipment               1,317           -
  Net (increase) decrease in loans                   (86,341)     28,191
  Purchases of bank premises and equipment              (520)     (2,183)
  Net (increase) decrease in securities
    under agreements to resell                        (9,255)      6,196

        Net cash from investing activities          $ 17,047    $ 33,813



       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)
                          (Unaudited)
                        (000's omitted)

            SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                       1999        1998

Cash flows from financing activities:
  Net increase (decrease) in deposits               $  6,689    $   (996)
  Payments for deposits included in branch sales     (77,254)          -
  Net increase (decrease) in short term borrowings     1,049     (33,891)
  Dividends paid                                      (4,343)     (3,972)
  Other financing activities                             259        (423)

        Net cash from financing activities           (73,600)    (39,282)

Net increase (decrease) in cash and
  cash equivalents                                   (47,877)     14,322
Cash and cash equivalents at beginning of period     102,712      63,661

Cash and cash equivalents at end of period          $ 54,835    $ 77,983
























       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements include the financial information of Grand Premier Financial, Inc., and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with these consolidated financial statements.

   All 1998 share and per share information has been restated for a 10% common stock dividend distributed December 1, 1998 to shareholders of record on November 15, 1998.


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

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)


2.  Comprehensive Income (continued)

                                                      Six months ended
                                                           June 30,
                                                       1999      1998

     Net income                                       $13,537   $ 9,419

     Other comprehensive income, net of tax
         Unrealized gains (losses) on securities:
           Unrealized holding gain (loss)
             arising during the period                 (4,925)    2,870
           Reclassification adjustment for
             gains included in net income                (177)   (1,030)
     Other comprehensive income (loss)                 (5,102)    1,840

     Comprehensive income                             $ 8,435   $11,259


                                                     Three months ended
                                                           June 30,
                                                       1999      1998

     Net income                                       $ 4,589   $ 4,961

     Other comprehensive income, net of tax
         Unrealized gains (losses) on securities:
           Unrealized holding gain (loss)
             arising during the period                 (3,645)      355
           Reclassification adjustment for
             gains included in net income                (109)   (1,195)
     Other comprehensive income (loss)                 (3,754)     (840)

     Comprehensive income                             $   835   $ 4,121



                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)


3. Earnings Per Share

   The following schedule reconciles net income to income available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share (in thousands except share and per share data).

                                          Three months ended              Six months ended
                                               June 30,                      June 30,
                                           1999        1998              1999        1998
   Basic:
     Net income                         $ 4,589     $ 4,961          $13,537      $ 9,419
     Less: Dividends on
       preferred stock                     (185)       (185)            (370)        (370)
     Income available to
       common stockholders              $ 4,404     $ 4,776          $13,167      $ 9,049

     Average common
       shares outstanding            22,084,787   22,019,822      22,047,370   22,015,334

     Basic earnings per share             $ .20        $ .22           $ .60        $ .41


   Diluted:
     Net income                         $ 4,589      $ 4,961         $13,537      $ 9,419
     Less: Dividends on
       preferred stock                     (185)        (185)           (370)        (370)
     Add: Dividends on convertible
       preferred stock                      145          145             290          290
     Income available to
       common stockholders              $ 4,549      $ 4,921         $13,457      $ 9,339

     Average common
       shares outstanding            22,084,787   22,019,822      22,047,370   22,015,334
     Dilutive effect of:
       Stock options                    114,198      343,406         161,182      333,940
       Convertible preferred stock      936,852      936,852         936,852      936,852
     Total average shares and
       assumed conversions           23,135,837   23,300,080      23,145,404   23,286,126

     Diluted earnings per share           $ .20        $ .21           $ .58        $ .40



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

The Company declared a 10% stock dividend on September 28, 1998. Share and per share amounts for all 1998 periods presented have been adjusted to reflect the stock dividend.


Results of Operations

For the six months ended June 30, 1999 net income was $13.5 million, or $.58 diluted earnings per share. For the similar period of 1998, net income was $9.4 million, or $.40 diluted earnings per share. Excluding an after tax gain of approximately $4.7 million realized on the sale of four rural offices in the first quarter 1999 and after tax securities gains of $78,000 and $1.2 million in 1999 and 1998, respectively, net income totaled $8.7 million, or $.38 diluted earnings per share, in 1999 compared to $8.3 million, or $.35 diluted earnings per share, in 1998.

For the quarter ended June 30, net income was $4.6 million in 1999 compared to $5.0 million in 1998. Net after tax securities gains realized during the quarter totaled $51,000 in 1999 compared to $1.1 million in the second quarter 1998. Excluding securities gains, net income was $4.5 million, or $.20 diluted earnings per share, for the three months ended June 30, 1999 compared to $3.9 million, or $.17 diluted earnings per share, for the similar quarter of 1998.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)

Taxable equivalent net interest income for the first six months of 1999 totaled $33.1 million, 1.7% lower than $33.7 million for the first six months of 1998. Year-to-date taxable equivalent interest income was $57.0 million in 1999, $3.7 million less than $60.7 million earned in 1998. The reduction in interest income was partially offset by a $3.1 million reduction in interest expense from $27.0 million in 1998 to $23.9 million in 1999. The spread between the average rate earned and average rate paid decreased from 3.95% in 1998 to 3.81% in 1999. The Company's net yield on interest earning assets was 4.59% for the first six months of 1999 compared to 4.66% for the same period one year earlier (see Average Balances, Interest and Average Interest Rates for the six months ended June 30).

For the quarter ended June 30, 1999, taxable equivalent net interest income totaled $16.8 million, slightly lower than $16.9 million for the similar period one year earlier. Average earning assets totaled $1.45 billion and earned $28.7 million interest income for the second quarter 1999 compared to average earning assets that totaled $1.46 billion and earned $30.3 million interest income in 1998. Interest bearing liabilities decreased $48 million to $1.17 billion in 1999 from $1.22 in 1998. A $1.5 million decrease in interest expense to $11.8 million in 1999 from $13.3 million in 1998 is partially attributable to the reduction in total interest bearing liabilities as a result of the branch sales in the first quarter 1999. The spread between average rates earned and average rates paid decreased 6 basis points to 3.87% for the second quarter 1999 when compared to 3.93% for the second quarter of 1998. Overall, the net yield on interest earning assets was 4.65% for the second quarter of 1999 compared to 4.66% for the same quarter one year earlier (see Average Balances, Interest and Average Interest Rates for the three months ended June 30).


                    GRAND PREMIER FINANCIAL, INC.
                          AND SUBSIDIARIES


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION
                             (continued)


Average Balances, Interest and Average Interest Rates
(dollars in thousands)


Six months ended June 30:                               1999                                1998
                                             Average              Average        Average               Average
                                             Balance   Interest      Rate        Balance   Interest     Rate

Interest bearing deposits in other banks  $     1,370  $     32     4.71%      $     378    $    10     5.33%
Federal funds sold and securities
   purchased under agreements to resell        30,528       786     5.19%         30,144        944     6.32%
Investment securities <F1>:
   Taxable                                    274,391     7,699     5.66%        283,710      8,661     6.16%
   Exempt from federal income tax <F2>        155,672     6,828     8.84%        138,732      6,353     9.23%
Loans net of unearned income <F2><F3>         990,622    41,610     8.47%      1,004,539     44,686     8.97%
      Total earning assets                  1,452,583    56,955     7.91%      1,457,503     60,654     8.39%

Cash and noninterest bearing deposits          36,497                             48,703
Allowance for possible loan losses            (13,138)                           (14,415)
Premises and equipment                         32,738                             35,269
Available for sale securities valuation         8,970                             27,309
Other assets                                   42,482                             55,216

      Total assets                        $ 1,560,132                        $ 1,609,585


Interest Bearing Deposits:
  Transaction                             $   183,308     1,835     2.02%    $   188,272      2,103     2.25%
  Money market and savings                    406,392     6,530     3.24%        384,926      6,521     3.42%
  Time                                        501,172    13,034     5.24%        558,767     15,615     5.64%
Short-term borrowings                          13,946       306     4.42%         23,485        606     5.20%
Long-term borrowings                           70,000     2,152     6.20%         70,000      2,152     6.20%
Total interest bearing liabilities          1,174,818    23,857     4.10%      1,225,450     26,997     4.44%

      Average interest rate spread                                  3.81%                               3.95%

Other liabilities and stockholders' equity:
Noninterest bearing deposits                  171,912                            178,764
Other liabilities                              25,276                             27,674
Shareholder equity                            188,126                            177,697
Total average liabilities
  and stockholders' equity                $ 1,560,132                        $ 1,609,585

Net interest income / margin                           $33,098     4.59%                    $33,657     4.66%



<F1> Average balances and yields exclude the effects of unrealized gains or losses on available for sale securities.
<F2> Interest and yields are on a taxable equivalent basis assuming a 35% tax rate.
<F3> Average balances include nonaccrual loans.

                    GRAND PREMIER FINANCIAL, INC.
                          AND SUBSIDIARIES


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION
                             (continued)


Average Balances, Interest and Average Interest Rates
(dollars in thousands)

Three months ended June 30:                             1999                                1998
                                             Average              Average        Average               Average
                                             Balance   Interest      Rate        Balance   Interest     Rate

Interest bearing deposits in other banks  $     1,074  $     15     5.60%      $     475    $     7     5.91%
Federal funds sold and securities
   purchased under agreements to resell        27,794       361     5.21%         43,953        659     6.01%
Investment securities <F1>:
   Taxable                                    258,177     3,672     5.70%        284,578      4,147     5.84%
   Exempt from federal income tax <F2>        150,782     3,373     8.97%        134,353      3,145     9.39%
Loans net of unearned income <F2><F3>       1,012,049    21,241     8.42%        994,485     22,348     9.01%
      Total earning assets                  1,449,876    28,662     7.93%      1,457,844     30,306     8.34%

Cash and noninterest bearing deposits          36,391                             43,167
Allowance for possible loan losses            (13,423)                           (13,753)
Premises and equipment                         32,076                             35,402
Available for sale securities valuation         7,642                             26,322
Other assets                                   43,476                             54,739

      Total assets                        $ 1,556,038                        $ 1,603,721


Interest Bearing Deposits:
  Transaction                             $   183,123       896     1.96%    $   191,277      1,069     2.24%
  Money market and savings                    407,183     3,311     3.26%        392,122      3,370     3.45%
  Time                                        492,759     6,370     5.19%        550,896      7,704     5.61%
Short-term borrowings                          16,562       186     4.50%         13,396        160     4.79%
Long-term borrowings                           70,000     1,082     6.20%         70,000      1,082     6.20%
Total interest bearing liabilities          1,169,627    11,845     4.06%      1,217,691     13,385     4.41%

      Average interest rate spread                                  3.87%                               3.93%

Other liabilities and stockholders' equity:
Noninterest bearing deposits                  171,466                            179,404
Other liabilities                              24,905                             28,330
Shareholder equity                            190,040                            178,296
Total average liabilities
  and stockholders' equity                $ 1,556,038                        $ 1,603,721

Net interest income / margin                           $16,817     4.65%                    $16,921     4.66%



<F1> Average balances and yields exclude the effects of unrealized gains or losses on available for sale securities.
<F2> Interest and yields are on a taxable equivalent basis assuming a 35% tax rate.
<F3> Average balances include nonaccrual loans.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)

The Company reduced it provision for possible loan losses to $1.3 million for the first six months of 1999 compared to $1.8 million in 1998. Provisions for the second quarter 1999 totaled $450 thousand, as compared to $900 thousand in the second quarter 1998. The Company's provisions are based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses. The reduction in the 1999 provision is reflective of the substantial improvement in asset quality when compared to one year earlier. Non-performing loans (non-accrual loans, accruing loans past due 90 days or more and renegotiated loans) totaled $6.1 million compared to $7.5 million at December 31, 1998 and $10.7 million one year earlier at June 30, 1998. Net charge-offs for the first six months of 1999 totaled $859,000; substantially less than $4.0 million recorded in the first six months of 1998. Approximately $3.2 million of the net charge-offs in 1998 were from the indirect segment of the portfolio for which the Company made a provision for possible loan losses of approximately $6 million during the final quarter of 1997. The allowance for possible loan losses was $12.9 million at June 30, 1999 and $12.4 million at December 31, 1998 or 1.24% and 1.30% of gross loans, respectively.

Other income for the six month period ended June 30, 1999 was $14.7 million, sharply higher than $8.4 million recorded in the similar period of 1998. The increase is primarily the result of gains totaling $7.9 million realized on the sales of four rural branch offices and their associated deposit liabilities totaling $85.1 million during the first quarter of 1999. Net securities gains totaled $1.9 million in 1998 compared to $129,000 in 1999. Excluding gains on the sales of branches and net securities gains, total other income increased 3% from $6.5 million in 1998 to $6.7 million in 1999. Service charges on deposits decreased from $2.8 million in 1998 to $2.3 in 1999 million mainly due to the reduction of deposit balances as a result of the branch sales combined with planned fee waivers during the data processing conversion. Trust fees increased 9% to $1.9 million in 1999. All other income increased 29% from $2.0 million in 1998 to nearly $2.6 million in 1999 primarily from gains totaling $388,000 from the sale of a two bank properties.

For the quarter ended June 30, 1999 other income was $3.2 million compared to $4.8 million in 1998. Excluding net securities gains totaling $85,000 and $1.7 million in 1999 and 1998, respectively, other income increased to $3.1 million in 1999 from $3.0 million in 1998. A $329,000 reduction in service charges on deposits from $1.5 million in 1998 to $1.1 million in 1999 was more than offset by increased trust fees and other income including a gain of approximately $200,000 from the sale of a bank property. All other income, excluding the gain on the sale of bank property, increased to $887,000 in 1999 from $746,000 in 1998.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)

Total other expenses aggregating to $24.1 million for the six months ended June 30, 1999 remained comparable to the similar period of 1998. Salaries and benefits, the largest portion of other expense, totaled $11.6 million in 1999, a decrease of $467,000 compared to 1998. The Company employed 560 full time equivalent employees at June 30, 1999 versus 614 one year earlier. The decrease in salary and benefits is the result of the reduction in the number of full time equivalent employees partially offset by normal salary increases. Total occupancy and equipment expenses were essentially unchanged at $4.2 million for both years. The decrease in salaries and benefits was largely offset by an increase in all other expenses totaling $7.5 million in 1999 compared to $7.2 million in 1998. The increase in other expenses is mainly attributable to operational losses from forgeries and other fraudulent activities.

For the second quarter 1999, other expenses totaled $12.0 million and were $353,000 lower than $12.3 million in the second quarter of 1998. A decrease in salaries and benefits from $6.1 million in 1998 to $5.8 million in 1999 accounted for most of the reduction in other expenses. Total occupancy and equipment expenses remained stable at $2.1 million for both quarters. All other expenses decreased approximately $139,000 to $3.7 million when compared to 1998.

Income tax expense was $6.5 million and $4.5 million for the six months ended June 30, 1999 and 1998, respectively. Effective tax rates were 32.4% and 32.2% for the corresponding periods. The increases in tax expense and effective rate were primarily attributable to the fully taxable gains realized on the sales of the four rural branches and their associated deposits in 1999. For the quarters ended June 30, tax expense was $1.8 million in 1999 and $2.4 million in 1998 resulting in effective tax rates for the quarters of 28.4% and 32.5%, respectively. The reductions in tax expense and effective rate were mainly attributable to the substantial reduction in fully taxable securities gains realized in 1999 when compared to 1998. The effective tax rate for all periods is also affected by the amount of interest income exempt from federal income taxes as a percentage of income before taxes.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)


Financial Condition

Total assets were $1.57 billion at June 30, 1999, $73 million lower than $1.65 billion at December 31, 1998. The reduction in total assets was nearly matched by a $78 million reduction in deposit liabilities from $1.36 billion at year-end 1998 to $1.28 billion at June 30, 1999. The reductions in total assets and total deposits were largely the results of the sales of four rural branch offices and their associated deposit liabilities totaling $85.1 million. Proceeds from maturities of short-term investment securities were the main source of funding of the branch sales.

Gross loans increased $85 million (8.8%) to $1.04 billion during the first six months of 1999. Proceeds from sales and maturities of investment securities combined with a reduction in short term investments in federal funds sold were the primary sources of funding for the Company's strong loan growth. Overall, total securities decreased $120 million to $396 million at June 30, 1999 and federal funds sold decreased from $48 million at December 31, 1998 to $12.5 million at June 30, 1999. Total stockholders' equity increased $4.3 million during the six months ended June 30, 1999 mainly as a result of comprehensive income net of dividends paid.


Year 2000 ("Y2K")

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

In April, 1999 the Company converted its core data processing system (used to process transactions and maintain customer records) to licensed software operated "in-house". The software was originally designed with four digit date fields and accordingly, the vendor has asserted that the system is fully "year 2000 ready". In June, 1999 the Company conducted its own testing in order to validate the vendor's assertions. The testing was monitored and reviewed by an independent third party.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)

As a part of the June 1999 testing, the Company leased a computer identical to that used by the Company for daily processing. The leased machine was loaded with the Company's operating system, application software, and databases. The computer and software dates were advanced to those outlined by the Federal Financial Institutions Examination Council, and normal processing occurred. The Company did not find any Y2K related exceptions on any of the systems. Based on the test results, the Company believes the systems will continue to function properly into the next millennium. In addition, the Company will continue to monitor the testing efforts of other licensees for any Y2K related issues that could potentially affect the Company.

Other than its core data processing system, the Company contracts with third party providers for many other systems. Although the contracted vendors bear the responsibility for making their systems "year 2000 compliant", assuming the costs associated with necessary changes, keeping the Company apprised of their progress in meeting established benchmarks, and certifying to the Company that the systems are in fact "year 2000 ready", the Company bears ultimate responsibility for testing, due diligence and assurance that its major vendors will continue to provide service without interruption due to the change in century at year-end 1999.

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

The Company maintains regular communications with vendors who provide mission critical systems to the Company to verify that 1) their time-lines and benchmarks are met, 2) testing is performed regularly and according to schedule, and 3) necessary changes are being identified and addressed. Similarly, the task force has established its own benchmarks and timelines for managing the "year 2000 project", for evaluating and changing (if necessary) other systems used internally by the Company, and for prioritizing efforts with regard to overall year 2000 issues as they apply to the Company.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
                          (continued)


In addition to the core data processing system test discussed above, the Company has successfully completed testing of in-house mission critical systems. The timing and extent of mission critical testing for third party systems is partially dependent on the vendor and accomplished mostly through user group and/or proxy testing. Based on the testing completed, management believes that the systems identified as mission critical will continue to process through the millennium.

Management has developed contingency plans in the event that systems fail to perform as expected. The contingency plans primarily include the use of substitute third party service providers and/or a shift to manual processes.

As a part of its credit analysis process, the Company has also developed a project plan for assessing the Year 2000 readiness of its significant credit customers. Information has been obtained from significant borrowers relative to their year 2000 preparedness. The Company will continue correspondence with these significant customers to ensure continued progress and preparedness for year 2000.

The projected total cost of the year 2000 project is currently estimated to be $300,000, consisting primarily of the internal project manager's salary and external consulting fees. As of June 30, 1999, a cumulative total of approximately $200,000 had been spent on the Year 2000 project. All costs associated with the year 2000 project are being charged to expense as incurred. The estimate does not include the time that internal staff and user departments are devoting to task force meetings, planning, and testing relative to Year 2000. These costs are not anticipated to have a material impact on operations.


Other Matters

Under the terms of the Agreement and Plan of Merger dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc., and the Company, as amended, the term of Richard L. Geach as Chief Executive Officer of the Company will end no later than December 31, 1999. The Board of Directors has appointed a search committee comprised of 5 Directors, namely, Jean M. Barry,
James Esposito, R. Gerald Fox, John Simcic and Steven J. Schostok to identify and interview potential candidates. In turn, the committee has retained an independent professional search firm to assist in its efforts and to effect an orderly transition. Mr. Geach has agreed to continue as Chief Executive Officer until December 31, 1999 or a successor is nominated and approved.


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

Based upon ALCO's most recent evaluation, management does not believe the Company's risk position at June 30, 1999 has changed materially from year-end 1998 as disclosed in the Company's Annual Report on Form 10-K.





                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   The following matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended June 30, 1999, at the Annual Meeting of Grand Premier Financial, Inc., held on May 26, 1999.

   1. Election of five (5) Class III directors for a term of three years. There was no solicitation in opposition to management's nominees as listed in the proxy statement. Stockholders voted and elected the following five nominees to serve until the 2002 Annual Stockholders Meeting.

                                                      Withheld
                                                    Authority to
       Nominee                      Votes For         Vote For

       Frank J. Callero            18,852,142          836,314
       Alan J. Emerick             18,615,723        1,072,733
       Richard L. Geach            10,905,342        8,744,528
       Howard A. McKee             18,363,734        1,324,722
       H. Barry Musgrove           18,859,646          828,810



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

                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

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

10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach, David L. Murray, Kenneth A. Urban and Scott Dixon (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

10.2* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Alan Emerick, Jack Emerick, Joseph Esposito, William Theobald, Reid French, Larry O'Hara and Ralph Zicco (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


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

10.11* Form of Change in Control Agreement, dated July 22, 1999, entered into between the Company and Nanette K. Donton in same form as Change in Control Agreements dated October (2)/(8), 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

11. Statement re computation of per share earnings (See Note 3 to the Consolidated Financial Statements for the six months ended
        June 30, 1999).

27.     Financial Data Schedule, for the six months ended June 30, 1999.


(B) Reports on Form 8-K

No Current Report of Form 8-K was filed during the quarter ended
June 30, 1999.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES




                          SIGNATURES



   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GRAND PREMIER FINANCIAL, INC
  (Registrant)





August 9, 1999                 /s/ David L. Murray
Date                           David L. Murray, Senior Executive Vice
                               President and Chief Financial Officer