Form 10-Q
period 1999-09-30
GRAND PREMIER FINANCIAL INC
filed 1999-11-12
CIK 1013044

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              Form 10-Q

    (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


      The number of shares of the registrant's Common Stock outstanding on October 29, 1999 was 22,292,235 shares.






             GRAND PREMIER FINANCIAL INCORPORATED

                 FORM 10-Q - QUARTERLY REPORT

             FOR QUARTER ENDED SEPTEMBER 30, 1999

                       TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited)
            September 30, 1999 and December 31, 1998.             3 -  4

          Consolidated Statements of Income (unaudited)
            Nine Months Ended September 30, 1999 and 1998         5 -  6
            Three Months Ended September 30, 1999 and 1998        7 -  8

          Consolidated Statements of Cash Flow (unaudited)
            Nine Months Ended September 30, 1999 and 1998         9 - 10

          Notes to Unaudited Consolidated Financial Statements   11 - 13

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.         14 - 24

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                            25


PART II. OTHER INFORMATION

  Item 6. A. Exhibits                                            26 - 28

          B. Reports on Form 8-K                                 28












                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                            ASSETS
                        (000's omitted
                      except share data)

                                             September 30,   December 31,
                                                   1999          1998

Cash and non-interest bearing deposits          $   38,641    $   52,994
Interest bearing deposits                            1,308         1,718
Federal funds sold                                  30,339        48,000
    Cash and cash equivalents                       70,288       102,712

Securities available for sale, at fair value       406,523       516,083
Securities purchased under agreements to resell      9,894        10,195

Loans                                            1,091,830       957,153
  Less: Unearned income                             (1,453)         (953)
        Allowance for possible loan losses         (13,031)      (12,443)
    Net loans                                    1,077,346       943,757

Bank premises and equipment                         31,001        34,099
Excess cost over fair value of
  net assets acquired, net                          14,079        15,281
Accrued interest receivable                         11,861        11,573
Other assets                                        21,692        14,541

          Total assets                          $1,642,684    $1,648,241


















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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                          (continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY
                        (000's omitted
                      except share data)

                                             September 30,   December 31,
                                                  1999           1998
Liabilities

  Non-interest bearing deposits                 $  177,109    $  199,084
  Interest bearing deposits                      1,167,640     1,161,936
          Total deposits                         1,344,749     1,361,020

  Short-term borrowings                             14,457        11,887
  Long-term borrowings                              70,000        70,000
  Other liabilities                                 24,703        21,945

          Total liabilities                      1,453,909     1,464,852


Stockholders' equity

  Preferred stock - $.01 par value, 2,000,000
    shares authorized:
      Series B convertible, $1,000 stated value,
        8.00%, 7,250 shares authorized, issued
        and outstanding                              7,250         7,250
      Series C perpetual, $1,000 stated value,
        8.00%, 2,000 shares authorized, issued
        and outstanding                              2,000         2,000
  Common stock - $.01 par value
    Number of Shares    9/30/99       12/31/98
      Authorized      30,000,000     30,000,000
      Issued          22,360,891     22,047,672
      Outstanding     22,291,557     21,981,739        224           220
  Surplus                                           80,703        79,056
  Retained earnings                                 99,974        88,756
  Accumulated other comprehensive income (loss)       (666)        6,794
  Treasury stock, at cost (69,334 shares
    at 9/30/99 and 65,933 shares at 12/31/98)         (710)         (687)

          Stockholders'  equity                    188,775       183,389

          Total liabilities &
          stockholders' equity                  $1,642,684    $1,648,241


      The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                        (000's omitted
                    except per share data)

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    1999          1998

Interest income
  Interest and fees on loans                      $64,007       $66,281
  Interest and dividends on
    investment securities:
      Taxable                                      11,439        13,416
      Exempt from federal income tax                6,585         6,263
  Other interest income                             1,514         1,851

          Total interest income                    83,545        87,811

Interest expense
  Interest on deposits                             32,964        36,779
  Interest on short-term borrowings                   481           772
  Interest on long-term borrowings                  3,246         3,246

          Total interest expense                   36,691        40,797

Net interest income                                46,854        47,014
Provision for possible loan losses                  2,050         2,700

Net interest income after provision
  for possible loan losses                         44,804        44,314

Other income
  Service charges on deposits                       3,615         4,269
  Trust fees                                        2,781         2,547
  Investment securities gains, net                    132        20,132
  Gains on sales of branches and deposits           7,869             -
  Other income                                      3,475         3,195

          Total other income                       17,872        30,143

Other expenses
  Salaries                                         13,677        14,204
  Pension, profit sharing and other
    employee benefits                               3,966         3,805
  Net occupancy of bank premises                    3,344         3,365
  Furniture and equipment                           2,843         2,990
  Amortization of excess cost over fair
    value of net assets acquired                    1,203         1,203
  Other                                            11,635        11,726

          Total other expenses                    $36,668       $37,293



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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                          (Continued)
                        (000's omitted
                    except per share data)


         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                    1999          1998


Earnings before income taxes                      $26,008       $37,164
Income tax expense                                  8,220        13,229

Net income                                        $17,788       $23,935



Earnings per share
      Basic                                       $   .78       $  1.06
      Diluted                                     $   .76       $  1.03
































       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                        (000's omitted
                    except per share data)

        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    1999          1998
Interest income
  Interest and fees on loans                      $22,427       $21,644
  Interest and dividends on
    investment securities:
      Taxable                                       3,740         4,755
      Exempt from federal income tax                2,147         2,134
  Other interest income                               696           890

          Total interest income                    29,010        29,423

Interest expense
  Interest on deposits                             11,565        12,540
  Interest on short-term borrowings                   175           166
  Interest on long-term borrowings                  1,094         1,094

          Total interest expense                   12,834        13,800

Net interest income                                16,176        15,623
Provision for possible loan losses                    750           900

Net interest income after provision
  for possible loan losses                         15,426        14,723

Other income
  Service charges on deposits                       1,307         1,428
  Trust fees                                          927           849
  Investment securities gains, net                      3        18,206
  Other income                                        912         1,212

          Total other income                        3,149        21,695

Other expenses
  Salaries                                          4,671         4,703
  Pension, profit sharing and other
    employee benefits                               1,422         1,289
  Net occupancy of bank premises                    1,095         1,192
  Furniture and equipment                             891         1,000
  Amortization of excess cost over fair
    value of net assets acquired                      401           401
  Other                                             4,105         4,570

          Total other expenses                    $12,585       $13,155



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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                          (Continued)
                        (000's omitted
                    except per share data)

           THREE MONTHS SEPTEMBER 30, 1999 AND 1998

                                                    1999          1998


Earnings before income taxes                      $ 5,990       $23,263
Income tax expense                                  1,739         8,747

Net income                                        $ 4,251       $14,516



Earnings per share
      Basic                                       $   .18       $   .65
      Diluted                                     $   .18       $   .62
































       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                        (000's omitted)

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       1999        1998
Cash flows from operating activities:
  Net income                                        $ 17,788    $ 23,935
  Adjustments to reconcile net earnings to
     net cash from operating activities:
    Amortization net, related to:
      Investment securities                               28       1,051
      Excess of cost over net assets acquired          1,203       1,203
      Other                                              721         251
    Depreciation                                       2,964       3,079
    Provision for possible loan losses                 2,050       2,700
    Gain on sale related to:
      Branches and deposits                           (7,869)          -
      Investment securities                             (132)    (20,132)
      Loans sold to secondary market                    (370)       (367)
      Other real estate owned                            (51)       (166)
      Bank premises and equipment                       (337)          -
    Loans originated for sale                        (24,454)    (52,149)
    Loans sold to secondary market                    24,824      52,516
    Change in:
      Other assets                                    (2,662)     19,308
      Other liabilities                                2,729      (3,506)

        Net cash from operating activities            16,432      27,723


Cash flows from investing activities:
  Purchase of securities available for sale         (126,824)   (268,452)
  Proceeds from:
    Maturities of securities available for sale      200,916     157,575
    Sales of securities available for sale            23,206      55,048
    Sales of other real estate owned                     547       2,095
    Sales of bank premises and equipment               1,368           -
  Net (increase) decrease in loans                  (136,717)     71,606
  Purchases of bank premises and equipment              (908)     (2,585)
  Net decrease in securities purchased
    under agreements to resell                           301       6,147

        Net cash from investing activities          $(38,111)   $ 21,434



       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)
                          (Unaudited)
                        (000's omitted)

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                       1999        1998

Cash flows from financing activities:
  Net increase in deposits                          $ 68,852    $ 25,302
  Payments for deposits included in branch sales     (77,254)          -
  Net increase (decrease) in short term borrowings     2,570     (36,159)
  Dividends paid                                      (6,540)     (5,959)
  Other financing activities                           1,627        (565)

        Net cash from financing activities           (10,745)    (17,381)

Net increase (decrease) in cash and
  cash equivalents                                   (32,424)     31,776
Cash and cash equivalents at beginning of period     102,712      63,661

Cash and cash equivalents at end of period          $ 70,288    $ 95,437




Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                          36,590       41,232
    Income taxes                                       6,950        2,650

  Non-cash activities:
    Loans transferred to other real estate owned         367          108












       The accompanying unaudited notes are an integral part of these consolidated financial statements.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements include the financial information of Grand Premier Financial, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Grand Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with these consolidated financial statements.


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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)


2.  Comprehensive Income (continued)

                                                      Nine months ended
                                                         September 30,
                                                       1999      1998

     Net income                                       $17,788   $23,935

     Other comprehensive income, net of tax
         Unrealized gains (losses) on securities:
           Unrealized holding gain (loss)
             arising during the period                 (7,216)    1,995
           Reclassification adjustment for
             gains included in net income                (244)  (10,178)
     Other comprehensive income (loss)                 (7,460)   (8,183)

     Comprehensive income                             $10,328   $15,752


                                                     Three months ended
                                                        September 30,
                                                       1999      1998

     Net income                                       $ 4,251   $14,516

     Other comprehensive income, net of tax
         Unrealized gains (losses) on securities:
           Unrealized holding gain (loss)
             arising during the period                 (2,316)    1,649
           Reclassification adjustment for
             gains included in net income                 (42)  (11,672)
     Other comprehensive income (loss)                 (2,358)  (10,023)

     Comprehensive income                             $ 1,893   $ 4,493


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

                                           Three months ended             Nine months ended
                                              September 30,                 September 30,
                                             1999        1998              1999        1998
   Basic:
     Net income                         $ 4,251     $14,516          $17,788      $23,935
     Less: Dividends on
       preferred stock                     (185)       (185)            (555)        (555)
     Income available to
       common stockholders              $ 4,066     $14,331          $17,233      $23,380

     Average common
       shares outstanding            22,274,259   21,985,843      22,123,818   21,974,413

     Basic earnings per share             $ .18        $ .65           $ .78        $1.06


   Diluted:
     Net income                         $ 4,251      $14,516         $17,788      $23,935
     Less: Dividends on
       preferred stock                     (185)        (185)           (555)        (555)
     Add: Dividends on convertible
       preferred stock                      145          145             435          435
     Income available to
       common stockholders              $ 4,211      $14,476         $17,668      $23,815

     Average common
       shares outstanding            22,274,259   21,985,843      22,123,818   21,974,413
     Dilutive effect of:
       Stock options                     70,775      262,832          64,297      311,375
       Convertible preferred stock      936,852      936,852         936,852      936,852
     Total average shares and
       assumed conversions           23,281,886   23,185,527      23,124,967   23,222,640

     Diluted earnings per share           $ .18        $ .62           $ .76        $1.03


4. Merger

The Company signed a definitive agreement on September 9, 1999 for the merger of Grand Premier Financial Inc., into a wholly owned subsidiary of Old Kent Financial Corporation. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax free exchange of shares. Under the terms of the merger agreement, each share of Grand Premier Financial, Inc. common stock will be converted into
0.4231 shares of Old Kent Financial Corporation common stock and each share of Grand Premier Financial, Inc. preferred stock will be converted into one share of Old Kent Financial Corporation preferred stock with substantially identical terms. The merger, which is subject to Grand Premier Financial, Inc. shareholder and regulatory approval, is expected to be consummated early in the second quarter of 2000.


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

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information that involve substantial risks and uncertainties. Such statements include references to management's "belief," "opinion," or "expectations" or words of similar import. Actual results, performance or achievements could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. For a discussion of these risks and uncertainties, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report on Form 10-K.

Merger

The Company signed a definitive agreement on September 9, 1999 for the merger of Grand Premier Financial Inc., into a wholly owned subsidiary of Old Kent Financial Corporation. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax free exchange of shares. Under the terms of the merger agreement, each share of Grand Premier Financial, Inc. common stock will be converted into
0.4231 shares of Old Kent Financial Corporation common stock and each share of Grand Premier Financial, Inc. preferred stock will be converted into one share of Old Kent Financial Corporation preferred stock with substantially identical terms. The merger, which is subject to Grand Premier Financial, Inc. shareholder and regulatory approval, is expected to be consummated early in the second quarter of 2000. For additional information concerning the merger agreement, see Exhibit 2.2 in Item 6 of this report.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


Results of Operations

For the nine months ended September 30, 1999 net income was $17.8 million, or $.76 diluted earnings per share. For the similar period of 1998, net income was $23.9 million, or $1.03 diluted earnings per share. Included in 1999 net income are after tax gains of approximately $4.7 million realized on the sales of four rural offices in the first quarter and after tax securities gains of approximately $80,000. In 1998, after tax securities gains that totaled $12.1 million were realized primarily as the result of the Company's decision to sell its portfolio of listed equity securities. Excluding securities gains and gains from the office sales, net income in 1999 was $13.0 million, or $.56 diluted earnings per share, compared to $11.8 million, or $.51 diluted earnings per share in 1998.

For the quarter ended September 30, net income was $4.3 million in 1999, or $.18 diluted earnings per share, compared to $14.5 million in 1998, or $.62 diluted earnings per share. Net after tax securities gains realized during the quarter were nominal in 1999, however, they amounted to $11.0 million in the third quarter 1998. Excluding securities gains, net income was $3.5 million, or $.15 diluted earnings per share for the third quarter of 1998.

Taxable equivalent net interest income remained stable at $50.4 million for the nine months ended 1999 and 1998. Average earning assets also remained stable at $1.47 billion for both years. A generally lower interest rate environment in 1999 compared to 1998 contributed to lower average yields earned and rates paid. The average yield on earning assets decreased 39 basis points to 7.91% in 1999 compared to 8.30% in 1998 producing taxable equivalent interest income of $87.1 million and $91.2 million for the nine month periods of 1999 and 1998, respectively. The decrease in interest income was offset by a similar decrease in interest expense to $36.7 million in 1999 compared to $40.8 million in 1998. Average interest bearing liabilities decreased to $1.19 billion in 1999 from $1.23 billion primarily as the result of the Company's sales of four of its rural offices in the first quarter 1999. The Company's decreased interest expense is the combined result of the lower amount of interest bearing liabilities and lower average rate paid (4.11% in 1999 versus 4.44% in 1998). A slight shift in interest bearing liabilities from time deposits to money market and savings also contributed to a lower average rate paid. Overall, the Company's net interest margin remained stable at 4.58% in 1999 compared to 4.59% in 1998 (see Average Balances, Interest and Average Interest Rates for the nine months ended September 30).


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


Taxable equivalent net interest income increased 3.3% to $17.3 million for the three months ended September 30, 1999 compared to $16.8 million in the same quarter one year earlier. In a quarter-to-quarter comparison, the yield on earning assets decreased 20 basis to 7.92% in 1999 and interest income decreased $408,000 to $30.2 million in 1999. The decrease in interest income was attributable to the combined effects of lower yields in all earning asset categories, a $17.7 million increase in earning assets to $1.51 billion in 1999, plus a change in asset mix that included a shift from lower yielding investment securities to higher yielding loans. The Company's decrease in interest income is more than offset by a $966,000 decrease in interest expense to $12.8 million for the third quarter 1999 from $13.8 million in 1998. The decrease in interest paid is the combined result of a 28 basis point decrease in average rates paid to 4.15% in 1999 and a $7.8 million decrease in total interest bearing liabilities to $1.23 billion in 1999. Overall in a quarter-to-quarter comparison, the Company's net interest margin improved 9 basis points to 4.55% in 1999 (see Average Balances, Interest and Average Interest Rates for the three months ended September 30).


                    GRAND PREMIER FINANCIAL, INC.
                          AND SUBSIDIARIES


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)


Average Balances, Interest and Average Interest Rates
(dollars in thousands)


Nine months ended September 30,                         1999                                1998
                                             Average              Average        Average               Average
                                             Balance   Interest      Rate        Balance   Interest     Rate

Interest bearing deposits in other banks  $     1,308  $     43     4.40%      $     379    $    16     5.64%
Federal funds sold and securities
   purchased under agreements to resell        37,273     1,471     5.28%         41,001      1,835     5.98%
Investment securities <F1>:
   Taxable                                    266,702    11,439     5.73%        298,854     13,416     6.00%
   Exempt from federal income tax <F2>        154,058    10,131     8.79%        140,627      9,635     9.16%
Loans net of unearned income <F2><F3>       1,013,292    64,048     8.45%        989,065     66,344     8.97%
      Total earning assets                  1,472,633    87,132     7.91%      1,469,926     91,246     8.30%

Cash and noninterest bearing deposits          37,344                             45,758
Allowance for possible loan losses            (12,961)                           (13,928)
Premises and equipment                         32,310                             35,193
Available for sale securities valuation         6,441                             24,751
Other assets                                   43,060                             53,166

      Total assets                        $ 1,578,827                        $ 1,614,866


Interest Bearing Deposits:
  Transaction                             $   186,885     2,880     2.06%    $   191,909      3,277     2.28%
  Money market and savings                    410,649    10,108     3.29%        389,271     10,089     3.47%
  Time                                        510,549    19,976     5.23%        557,265     23,413     5.62%
Short-term borrowings                          14,519       481     4.43%         20,363        772     5.07%
Long-term borrowings                           70,000     3,246     6.20%         70,000      3,246     6.20%
Total interest bearing liabilities          1,192,602    36,691     4.11%      1,228,808     40,797     4.44%

      Average interest rate spread                                  3.80%                               3.86%

Other liabilities and stockholders' equity:
Noninterest bearing deposits                  173,249                            180,010
Other liabilities                              24,176                             27,361
Stockholders' equity                          188,800                            178,687
Total average liabilities
  and stockholders' equity                $ 1,578,827                        $ 1,614,866

Net interest income / margin                            $50,441     4.58%                   $50,449     4.59%



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


                    GRAND PREMIER FINANCIAL, INC.
                          AND SUBSIDIARIES


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)


Average Balances, Interest and Average Interest Rates
(dollars in thousands)


Three months ended September 30,                        1999                                1998
                                             Average              Average        Average               Average
                                             Balance   Interest      Rate        Balance   Interest     Rate

Interest bearing deposits in other banks  $     1,186  $     11     3.68%      $     381    $     6     6.25%
Federal funds sold and securities
   purchased under agreements to resell        50,543       685     5.38%         62,361        884     5.62%
Investment securities <F1>:
   Taxable                                    251,575     3,740     5.90%        328,648      4,755     5.74%
   Exempt from federal income tax <F2>        150,883     3,303     8.69%        144,355      3,282     9.02%
Loans net of unearned income <F2><F3>       1,057,893    22,438     8.41%        958,622     21,658     8.96%
      Total earning assets                  1,512,080    30,177     7.92%      1,494,367     30,585     8.12%

Cash and noninterest bearing deposits          39,010                             39,964
Allowance for possible loan losses            (12,613)                           (12,970)
Premises and equipment                         31,468                             35,043
Available for sale securities valuation         1,465                             19,718
Other assets                                   44,197                             49,133

      Total assets                        $ 1,615,607                        $ 1,625,255


Interest Bearing Deposits:
  Transaction                             $   193,922     1,045     2.14%    $   199,064      1,174     2.34%
  Money market and savings                    419,024     3,578     3.39%        397,819      3,568     3.56%
  Time                                        528,998     6,942     5.21%        554,310      7,798     5.58%
Short-term borrowings                          15,646       175     4.44%         14,221        166     4.63%
Long-term borrowings                           70,000     1,094     6.20%         70,000      1,094     6.20%
Total interest bearing liabilities          1,227,590    12,834     4.15%      1,235,414     13,800     4.43%

      Average interest rate spread                                  3.77%                               3.69%

Other liabilities and stockholders' equity:
Noninterest bearing deposits                  175,879                            182,461
Other liabilities                              22,012                             26,745
Stockholders' equity                          190,126                            180,635
Total average liabilities
  and stockholders' equity                $ 1,615,607                        $ 1,625,255

Net interest income / margin                            $17,343     4.55%                   $16,785     4.46%



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


                GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


The Company reduced its year-to-date provision for possible loan losses to $2.05 million in 1999 compared to $2.70 million in 1998. Third quarter provisions totaled $750,000 and $900,000 in 1999 and 1998, respectively. The Company's provisions are based on periodic evaluations by management of the adequacy of the allowance for possible loan losses. These evaluations consider numerous factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses.

The modest reduction in the Company's year-to-date provision is, in management's opinion, consistent with an improvement in overall asset quality since September 30, 1998. Specifically, nonperforming loans (nonaccrual loans, accruing loans 90 days or more past due and renegotiated loans) totaled $6.5 million at September 30, 1999 compared to $7.5 million at December 31, 1998 and $9.3 million at September 30, 1998. Year to date net charge-offs totaled $1.5 million in 1999 compared to $5.2 million in 1998. Approximately $1.2 million and $4.3 million net charge-offs for 1999 and 1998, respectively, were associated with the indirect auto loan portfolio for which the Company made a provision for possible loan losses of approximately $6 million during the final quarter of 1997.

The Company has experienced strong growth (annualized rate in excess of 18%) in its loan portfolio since year end 1998, with outstanding loans totaling $1.090 billion at September 30, 1999 versus $956.2 million at December 31, 1998. The effect of portfolio expansion has resulted in the allowance for possible loan losses declining from 1.30% of gross loans at year end 1998 to 1.20% of gross loans at September 30, 1999. The ratio was 1.50% at December 31, 1997. Although management believes the allowance for possible loan losses is adequate in relation to general economic and portfolio conditions as of September 30, 1999, management plans to closely monitor industry and external trends over the next several months within the context of the specific factors noted above. In addition, recent increases in interest rates and the indicated Federal Reserve Bank bias toward tightening rates raises concerns that such rate increases may result in reduced cash flow available to borrowers for principal repayment.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


Other income was $17.9 million for the first nine months of 1999 and $30.1 million in 1998. Gains from the sales of four rural offices, and their associated deposit liabilities that totaled $85.1 million, contributed $7.9 million to other income during the first quarter 1999. Securities gains contributed $20.1 million in 1998 compared to $132,000 in 1999. Excluding gains from the office sales and securities gains, year to date other income totaled $9.9 million in 1999 and $10.0 million in 1998. Service charges on deposits were $3.6 million in 1999, $654,000 lower than 1998. The decrease in service charges is primarily attributable to the sales of the branch deposit liabilities combined with planned fee waivers during a data processing conversion in the second quarter 1999. Fees from trust services were $2.8 million through September 30, 1999, 9% greater than $2.5 million at September 30, 1998. Gains from the sale of two bank properties added $388,000 to other income in 1999 totaling $3.5 million compared with $3.2 million in 1998. Net check printing revenues of $65,000 are included in other income for 1999 while gross revenues of $586,000 are included in other income for 1998 with check printing costs of $506,000 separately included in other expense.

Total other income for the third quarter 1999 was $3.1 million compared to the $21.7 million in 1998. Securities gains, mainly from the sale of the Company's portfolio of listed equity securities, were $18.2 million in 1998 compared to $3,000 in 1999. Other income excluding securities gains totaled $3.1 million in 1999 and $3.5 million in 1998. Service charges on deposits, the largest source of recurring other income, was $1.3 million in the third quarter 1999 or $121,000 less than $1.4 million in the same quarter 1998. The decrease in service charges is partially offset by a $78,000 increase in trust fees to $927,000 in 1999. All other income was $912,000 in 1999 and $1.2 million in 1998. Lower realized gains from the sale of loans ($81,000 in 1999 and $182,000 in 1998) and check printing costs ($189,000) contributed to the decrease.

Other expenses totaled $36.7 million for the first nine months of 1999 compared to $37.3 million in 1998. The decrease in other expenses is largely attributable to a $366,000 reduction in salary and employee benefit expenses to $17.6 million in 1999. The Company employed 575 full time equivalent employees at September 30, 1999 compared to 605 one year earlier. Occupancy and equipment expenses decreased $168,000 to $6.2 million in 1999 mainly from a reduction in depreciation expense. Other expenses also declined from $11.7 million in 1998 to $11.6 million in 1999. Included in 1999 other expenses are $750,000 in non-tax deductible professional fees associated with the pending merger with Old Kent Financial Corporation. The Company currently estimates that additional expenses relating to the merger will be approximately $2.5 million.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


The merger, which is subject to regulatory and shareholder approval, is anticipated to be consummated early in the second quarter of 2000. Forgery and other fraudulent losses totaling $590,000 also significantly impacted other expenses in 1999. In 1998, other expenses included costs associated with the closing of two branch offices ($472,000) and write-off of obsolete software ($206,000).

Other expenses for the third quarter 1999 were $12.6 million compared to $13.2 million in 1998. Salaries and benefits remained comparable at $6.1 million and $6.0 million in 1999 and 1998, respectively. Occupancy and equipment expenses were $206,000 lower than the $2.2 million in 1998 due, in part, to the closing of two branches in the third quarter 1998 and sales of four branches in 1999. Other expenses in 1999 included merger related professional fees of $750,000, fraud and forgery losses totaling $170,000 partially offset by savings of approximately $250,000 from the conversion to an in-house data processing system. Third quarter 1998 other expenses included the costs of closing two branch offices and write-off of obsolete software.

Income tax expense was $8.2 million for the first nine months of 1999 resulting in an effective tax rate of 31.6% compared to $13.2 million, 35.6% effective tax rate, in 1998. In a third quarter comparison, tax expense was $1.7 million and $8.7 million, producing effective tax rates of 29.0% and 37.6% for 1999 and 1998, respectively. The higher effective tax rate of 1998 is largely attributable to the fully taxable securities gains. Also, the Company's formation of a separate operating subsidiary to fund certain real estate related loans during the third quarter of 1999, with a corresponding reduction of state taxable income, contributed to the lower effective tax rate for for the three and nine month periods of 1999. The effective tax rate was partially offset by non-deductible professional fees.

Financial Condition

Total assets were $1.64 billion at September 30, 1999 compared to $1.65 billion nine months earlier at December 31, 1998. Gross loans totaled $1.09 billion at September 30, 1999, an increase of $134 million (13.9%) from $956.2 million at December 31, 1998. Based on the Company's unfunded loan commitments, management anticipates continued strong loan growth in the near future. Funding of loan growth has come primarily from proceeds from sales and maturities of investment securities and short term investments in federal funds sold. The carrying value of investment securities was $406.5 million and $516.1 million at September 30, 1999 and December 31, 1998, respectively. Short term investments in federal funds sold also decreased from $48 million to $30 million during the nine month period.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


Funding from deposit liabilities totaled $1.34 billion at September 30, 1999 compared to $1.36 billion at year end 1998. The Company has effectively replaced the deposit liabilities totaling $85.1 million that were sold along with four rural branch offices during the first quarter of 1999 with similar core deposits. Non-interest bearing deposits were $177.1 million at September 30, 1999 compared to $199.1 million at year end 1998. Interest bearing deposits increased slightly from $1.16 billion at year end to $1.17 billion nine months later. Total stockholders equity increased $5.4 million to $188.8 million at September 30, 1999 mainly from an $11.2 million increase in retained earnings plus proceeds totaling $1.7 million from the exercise of stock options, offset by a $7.5 million decrease in accumulated other comprehensive income.

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

As a part of the June 1999 testing, the Company leased a computer identical to that used by the Company for daily processing. The leased machine was loaded with the Company's operating system, application software, and databases. The computer and software dates were advanced to those outlined by the Federal Financial Institutions Examination Council, and normal processing occurred. The Company did not find any Y2K related exceptions on any of the systems. Based on the test results, the Company believes the systems will continue to function properly into the next millennium. In addition, the Company will continue to monitor the testing efforts of other software licensees for Y2K related issues that could potentially affect the Company.


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


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)

As a part of its credit analysis process, the Company has also developed a project plan for assessing the Year 2000 readiness of its significant credit customers. Information has been obtained from significant borrowers relative to their year 2000 preparedness. The Company will continue correspondence with these significant customers to monitor continued progress and preparedness for year 2000.

The projected total cost of the year 2000 project is currently estimated to be $300,000, consisting primarily of the internal project manager's salary and external consulting fees. As of September 30, 1999, a cumulative total of approximately $250,000 had been spent on the Year 2000 project. All costs associated with the year 2000 project are being charged to expense as incurred. The estimate does not include the time that internal staff and user departments are devoting to task force meetings, planning, and testing relative to Year 2000. These costs are not anticipated to have a material impact on operations.


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

Based upon ALCO's most recent evaluation, management does not believe the Company's risk position at September 30, 1999 has changed materially from year-end 1998 as disclosed in the Company's Annual Report on Form 10-K.





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

2.2 Agreement and Plan of Merger, dated September 9, 1999, among Grand Premier Financial, Inc., Old Kent Financial Corporation, and OK Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K filed September 15, 1999, Commission File No. 0-20987).

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

4.1 Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Premier Trust Services, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


4.2 Amendment No. 1, dated September 9, 1999, to the Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Grand Premier Trust and Investment, Inc., as successor to Premier Trust Services, Inc. (incorporated by reference to Exhibit
        4.1 to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 15, 1999).

10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach and Kenneth A. Urban (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

10.2* Form of Change in Control Agreement, entered into in July or August 1999, between the Company and each of Jack Croffoot, Nanette K. Donton, Al Lutton, William Theobald, and James Watts in same form as Change in Control Agreement dated October (2)/(8), 1996 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

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

10.5*   Grand Premier Financial, Inc. Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.8 of the Company's 1996 Annual Report on Form 10-K, Commission File No. 0-20987).

10.6* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997, Commission file No. 0-20987.)

10.7* Grand Premier Financial, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 13, 1998).

10.8* Form of Change in Control Agreement, dated July 22 and August 29, 1999, respectively, entered into between the Company and each of Scott Dixon and Larry O'Hara.




                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


10.9* Form of Change in Control Agreement, dated August 30, 1999, entered into between the Company and each of Alan Emerick and David Murray.

11. Statement re computation of per share earnings (See Note 3 to the Consolidated Financial Statements for the nine months ended September 30, 1999).

27.     Financial Data Schedule, for the nine months ended
        September 30, 1999.


(B) Reports on Form 8-K

The Company filed a Current Report of Form 8-K on Septmber 15, 1999 announcing it had entered into an Agreement and Plan of Merger with Old Kent Financial Corporation and OK Merger Corporation.


                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES




                          SIGNATURES



   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GRAND PREMIER FINANCIAL, INC
  (Registrant)





November 9, 1999               /s/ David L. Murray
Date                           David L. Murray, Senior Executive Vice
                               President and Chief Financial Officer






                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES


                        EXHIBIT INDEX


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

2.2 Agreement and Plan of Merger, dated September 9, 1999, among Grand Premier Financial, Inc., Old Kent Financial Corporation, and OK Merger Corporation (incorporated by reference to Exhibit
         2.1 of the Company's Current Report of Form 8-K filed September 15, 1999, Commission File No. 0-20987).

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

4.1 Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Premier Trust Services, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327).

4.2 Amendment No. 1, dated September 9, 1999, to the Rights Agreement, dated as of July 8, 1996, between Grand Premier Financial, Inc. and Grand Premier Trust and Investment, Inc., as successor to Premier Trust Services, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 15, 1999).




                 GRAND PREMIER FINANCIAL, INC.
                       AND SUBSIDIARIES

10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach and Kenneth A. Urban (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

10.2* Form of Change in Control Agreement, entered into in July or August 1999, between the Company and each of Jack Croffoot, Nanette K. Donton, Al Lutton, William Theobald, and James Watts in same form as Change in Control Agreement dated October
         (2)/(8), 1996 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated
         September 30, 1996, Commission file No. 0-20987).

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

10.5*    Grand Premier Financial, Inc. Deferred Compensation Plan
         (incorporated by reference to Exhibit 10.8 of the Company's 1996 Annual Report on Form 10-K, Commission File No. 0-20987).

10.6* Employment and Consulting Agreement, dated May 1, 1997, between Grand Premier Financial, Inc., and Howard A. McKee (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997, Commission file No. 0-20987.)

10.7* Grand Premier Financial, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 13, 1998).

10.8* Form of Change in Control Agreement, dated July 22 and August 29, 1999, respectively, entered into between the Company and each of Scott Dixon and Larry O'Hara.

10.9* Form of Change in Control Agreement, dated August 30, 1999, entered into between the Company and each of Alan Emerick and David Murray.

11. Statement re computation of per share earnings (See Note 3 to the Consolidated Financial Statements for the nine months ended September 30, 1999).

27.      Financial Data Schedule, for the nine months ended
         September 30, 1999.


                        EXHIBIT 10.8

         CHANGE IN CONTROL AND TERMINATION AGREEMENT

This Change in Control and Termination Agreement (this "Agreement") is entered into as of this ______ day of ____________________, 1999, by and between Grand Premier Financial, Inc., a Delaware corporation ("Grand Premier") and _________________________ ("Executive").

                         WITNESSETH:

WHEREAS, Executive is currently employed by Grand Premier as its ________________________; and

WHEREAS, Grand Premier desires to provide security to Executive in connection with Executive's employment with Grand Premier in the event of a Change in Control of Grand Premier; and

WHEREAS, Executive and Grand Premier desire to enter into this Agreement pertaining to the terms of the security Grand Premier is providing to Executive with respect to his employment in the event of a Change in Control;

NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

       1. Term. The term of this Agreement shall be the period beginning on the date hereto and terminating on the date 12 months after the date hereof (the "Term"), provided that for each day from and after the date hereof the Term will automatically be extended for an additional day, unless either Grand Premier or Executive has given written notice to the other party of its or his election to cease such automatic extension, in which case the Term shall end at the expiration of the 12-month period beginning on the date such notice is received by such other party.

         2.   Definitions.  For purposes of this Agreement:

              (a) "Affiliate" or "Associate" shall have the meaning set forth in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

              (b) "Base Salary" shall mean Executive's monthly base salary at the rate in effect on the date of a termination of employment under circumstances described in Section 3 below; provided, however, that such rate shall in no event be less than the highest rate in effect for Executive at any time during the Term.

              (c) "Beneficiary" shall mean the person or entity designated by the Executive, by written instrument delivered to Grand Premier, to receive the benefits payable under this Agreement in the event of his death. If the Executive fails to designate a Beneficiary, or if no Beneficiary survives the Executive, such death benefits shall be paid:

              (i)     to the Executive's surviving spouse; or

              (ii)    if there is no surviving spouse, to the
                      Executive's living descendants per stirpes; or

              (iii) if there is neither a surviving spouse nor descendants, to the Executive's duly appointed and qualified executor or personal representative.

              (d) "Board" shall mean the Board of Directors of Grand Premier Financial, Inc.

              (e) A "Change in Control" of Grand Premier shall be deemed to have occurred if or upon:

              (i) The acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Sections 13(d)(3) or 14(d)(2) of the Exchange Act, of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act of 20% or more of either (A) the then outstanding shares of Common Stock of Grand Premier (the "Outstanding Grand Premier Common Stock") or (B) the combined voting power of the then outstanding securities of Grand Premier entitled to vote generally in the election of directors (the "Outstanding Grand Premier Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (I) any acquisition that resulted directly from the conversion of shares of Northern Illinois Common Stock into shares of Grand Premier Common Stock pursuant to the Agreement and Plan of Merger, dated January 22, 1996, among Grand Premier, Premier Financial Services, Inc. and Northern Illinois Financial Corporation, as amended by the First Amendment thereto, dated March 18, 1996, and the Second Amendment thereto, dated as of August 15, 1996 (the "Merger Agreement"), (II) any acquisition of shares of Grand Premier Common Stock that is permitted under Section 1(b) of the Rights Agreement, dated as of July 8, 1996, between Grand Premier and Premier Trust Services, Inc. (the "Rights Agreement"), without rendering the Person effecting such acquisition an "Acquiring Person" for purposes of the Rights Agreement,
                      (III) any acquisition directly from Grand
                      Premier (excluding any acquisition resulting from the exercise of a conversion or exchange privilege in respect of outstanding convertible or exchangeable securities), (IV) any acquisition by Grand Premier, (V) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by Grand Premier or any corporation controlled by Grand Premier or (VI) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving Grand Premier, if immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (A), (B) and (C) of subsection (iii) of this Section 2(e) shall be satisfied; and provided further that, for purposes of clause
                      (IV) of this Section 2(e)(i), if any Person
                      (other than Grand Premier or any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or any corporation controlled by Grand Premier) shall become the beneficial owner of 20% or more of the Outstanding Grand Premier Common Stock or 20% or more of the Outstanding Grand Premier Voting Securities by reason of an acquisition by Grand Premier and such Person shall, after such acquisition by Grand Premier, become the beneficial owner of any additional shares of the Outstanding Grand Premier Common Stock or any additional Outstanding Grand Premier Voting Securities and such beneficial ownership is publicly announced, such additional beneficial ownership shall constitute a Change in Control;

              (ii) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of Grand Premier subsequent to the date hereof whose election, or nomination for election by Grand Premier's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of Grand Premier as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board, shall be deemed to have been a member of the Incumbent Board;

              (iii) approval by the stockholders of Grand Premier of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (A) more than 60% of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than 60% of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities, as the case may be, (B) no Person (other than Grand Premier, any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by Grand Premier) and any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Grand Premier Common Stock or the Outstanding Grand Premier Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock of such corporation or 20% or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Bard at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

              (iv)    approval by the stockholders of Grand Premier of
                      (A) a plan of complete liquidation or
                      dissolution of Grand Premier or (B) the sale or other disposition of all or substantially all of the assets of Grand Premier other than to a corporation with respect to which, immediately after such sale or other disposition, (I) more than 60% of the then outstanding shares of common stock thereof and more than 60% of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities, as the case may be,
                      (II) no Person (other than Grand Premier, any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or such corporation (or any corporation controlled by Grand Premier) and any Person which beneficially owned immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Grand Premier Common Stock or the Outstanding Grand Premier Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock thereof or 20% or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and
                      (III) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

              (f) "Good Cause" shall be deemed to exist if, and only if:

              (i) Executive engages in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance, in each case that results in substantial harm to Grand Premier or any Affiliate; or

              (ii) Executive is convicted of a criminal violation involving fraud or dishonesty.

              (g) "Good Reason" shall be deemed to exist if, and only if, Executive terminates his employment because, without his express written consent:

                      (i)    Grand Premier assigns to Executive
                             duties of a nonexecutive nature or for
                             which Executive is not reasonably
                             equipped by his skills and experience;

                      (ii)   Grand Premier reduces the salary of
                             Executive, or materially reduces the
                             amount of paid vacation to which he is
                             entitled, or his fringe benefits and
                             perquisites;

                      (iii)  Grand Premier requires Executive to
                             relocate his principal business office
                             or his principal place of residence, or
                             assigns to Executive duties that would
                             reasonably require such relocation;

                      (iv)   Grand Premier requires Executive, or
                             assigns duties to Executive which would
                             reasonably require him, to spend more
                             than 30 normal working days away from
                             his principal business office or his
                             principal place of residence during any
                             consecutive twelve-month period;

                      (v)    Grand Premier fails to provide office
                             facilities, secretarial services, and
                             other administrative services to
                             Executive which are substantially
                             equivalent to the facilities and
                             services provided to Executive on the
                             date hereof; or

              (vi) Grand Premier terminates any Incentive Plan, Retirement Plan or Welfare Plan, or reduces or limits Executive's participation therein relative to the level of participation of other executives of similar rank, to such an extent as to materially reduce the aggregate value of Executive's incentive compensation and benefits below their aggregate value as of the date hereof.

          (h) "Incentive Plan" shall mean any incentive or bonus plan currently or hereinafter made available by Grand Premier in which Executive is eligible to participate, including, but not limited to, the Grand Premier Financial, Inc. 1996 Stock Option Plan, and any successor thereto.

          (i) "Retirement Plan" shall mean any qualified or supplemental employee pension benefit plan, as defined in
               Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), currently or hereinafter made available by Grand Premier in which Executive is eligible to participate, including, but not limited to, the Premier Financial Services, Inc. Employee Savings and Stock Plan and Trust, including any successor to such plan (the "Savings Plan"),and the Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan, including any successor to such plan (the "Deferred Compensation Plan").

          (j) "Severance Period" shall mean the period beginning on the date Executive's employment with Grand Premier terminates under circumstances described in Section 3 and ending on the date 18 months thereafter.

           (k) "Substantial Portion of the Property of Grand Premier" shall mean 50% of the aggregate book value of the assets of Grand Premier and its Affiliates and Associates as set forth on the most recent balance sheet of Grand Premier, prepared on a consolidated basis, by its regularly employed, independent, certified public accountants.

           (l) "Welfare Plan" shall mean any health and dental plan, disability plan, survivor income plan or life insurance plan, as defined in Section 3(1) of ERISA, currently or hereafter made available by Grand Premier in which Executive is eligible to participate.

     3. Benefits Upon Termination of Employment. The following provisions will apply if a Change in Control occurs during the Term, and at any time during the 24 months after the Change in Control occurs (whether during or after the expiration of the Term), the employment of Executive with Grand Premier is terminated by Grand Premier for any reason other than Good Cause, or Executive terminates his employment with Grand Premier for Good Reason:

          (a) Grand Premier shall pay Executive an amount equal to Executive's Base Salary multiplied by 18. Such amount shall be paid to Executive in a lump sum within 90 days after his date of termination of employment; provided, however, Executive, by written notice to Grand Premier, may elect to receive such payment on any date that is no earlier than the later to occur of: (i) the date 10 days after the date of termination; and (ii) the date 10 days after receipt of such notice.

          (b) During the Severance Period, Executive and his or her spouse and other dependents shall continue to be covered by all Welfare Plans maintained by Grand Premier in which Executive and his or her spouse and other dependents were participating immediately prior to the date of Executive's termination, as if Executive continued to be an employee of Grand Premier, and Grand Premier shall continue to pay the costs of coverage of Executive and his spouse and other dependents under such Welfare Plans on the same basis as is applicable to active employees covered thereunder; provided that, if participation in any one or more of such Welfare Plans is not possible under the terms thereof, Grand Premier will provide substantially identical benefits. Coverage under any such Welfare Plan will cease if and when Executive obtains employment with another employer during the Severance Period, and becomes eligible for coverage under any substantially similar Welfare Plan provided by his new employer.

          (c) Grand Premier shall pay to Executive in a lump sum within 90 days after his termination of employment: (i) a bonus in the amount that would have been payable under any Incentive Plan had Executive's employment not been terminated for the year in which such termination of employment occurs, but pro rated according to the number of months the Executive was employed by Grand Premier for that year; and (ii) an additional bonus amount that is equal to the average of the annual bonus amount paid to Executive during the three years preceding the year of his employment termination.

          (d) Grand Premier shall pay to Executive in a lump sum within 90 days after his termination of employment an amount equal to the amount that would have been contributed by Grand Premier on behalf of the Executive under the Savings Plan and under the Deferred Compensation Plan for the 18 month period following the Executive's employment termination had the Executive's employment not been terminated and had he made contributions and deferrals under such Retirement Plans at the same level as he made during the 12 month preceding his employment termination.

          (e) Executive shall receive any and all benefits accrued under any Retirement Plan, Welfare Plan, Incentive Plan or other plan or program in which he participates at the date of termination of employment, to the date of termination of employment, the amount, form and time of payment of such benefits to be determined by the terms of such Retirement Plan, Welfare Plan, Incentive Plan and other plan or program. Executive's employment shall be deemed to have terminated by reason of retirement, and without regard to vesting limitations in all such plans and other plans or programs not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986 (the "Code"), under circumstances that have the most favorable result for Executive thereunder for all purposes of such plans and other plans or programs. Payment shall be made at the earliest date permitted under any such plan.

          (f) If upon the date of termination of Executive's employment, Executive holds any options with respect to stock of Grand Premier, all such options will immediately become fully vested and exercisable upon such date and will be exercisable for 200 days thereafter. Any restrictions on stock of Grand Premier owned by Executive on the date of termination of his or her employment will lapse on such date. To the extent such acceleration of exercise of such options, or such lapse of restrictions, is not permissible under the terms of any plan pursuant to which the options or restricted stock were granted, Grand Premier will pay to Executive: (i) an amount equal to the excess, if any, of the aggregate fair market value of all stock of Grand Premier subject to such options, determined on the date of termination of employment, over the aggregate exercise price of such stock, and Executive will surrender all such options unexercised; and (ii) the aggregate fair market value on the date of termination of employment of all such restricted stock and Executive shall transfer such stock to Grand Premier. Payments pursuant to the preceding sentence will be made to Executive in a lump sum within 90 days after his date of termination of employment; provided, however, Executive, by written notice to Grand Premier, may elect to receive such payments on any date that is not earlier than the later to occur of (i) the date 10 days after the date of termination, and (ii) the date 10 days after receipt of such notice.


If the employment of Executive with Grand Premier is terminated by Grand Premier for Good Cause or by Executive other than for Good Reason, Executive's Base Salary shall be paid through the date of his termination, and Grand Premier shall have no further obligation to Executive or any other person under this Agreement. Such termination shall have no effect upon Executive's other rights, including but not limited to rights under the Retirement Plans, Welfare Plans and Incentive Plans.

Notwithstanding anything herein to the contrary, in the event Grand Premier or an Affiliate shall terminate the employment of Executive for Good Cause hereunder, Grand Premier shall give Executive at least thirty (30) days' prior written notice specifying in detail the reason or reasons for Executive's termination.

This Agreement shall have no effect, and Grand Premier shall have no obligations hereunder, if Executive's employment terminates for any reason at any time other than during the 24 months following a Change in Control.

     4. Excise Tax. It is the intention of Grand Premier and Executive that no portion of any payment under this Agreement, or payments to or for the benefit of Executive under any other agreement or plan, be deemed to be an "Excess Parachute Payment" as defined in Section 280G of the Code, or its successors. It is agreed that the present value of and payments to or for the benefit of Executive in the nature of compensation, receipt of which is contingent on the Change in Control of Grand Premier, and to which Section 280G of the Code applies (in the aggregate "Total Payments") shall not exceed an amount equal to one dollar less than the maximum amount that Grand Premier may pay without loss of deduction under Section 280G(a) of the Code. Present value for purposes of this Agreement shall be calculated in accordance with Section 280G(d)(4) of the Code. Within sixty (60) days following the earlier of (i) the giving of the notice of termination or (ii) the giving of notice by Grand Premier to Executive of its belief that there is a payment or benefit due Executive which will result in an excess parachute payment as defined in Section 280G of the Code, Executive and Grand Premier, at Grand Premier's expense, shall obtain the opinion of such legal counsel and certified public accountants as Executive may choose (notwithstanding the fact that such persons have acted or may also be acting as the legal counsel or certified public accountants for Grand Premier), which opinions need not be unqualified, which sets forth: (i) the amount of the Base Period Income of Executive (as defined in Code Section 280G), (ii) the present value of Total Payments; and (iii) the amount and present value of any excess parachute payments. In the event that such opinion determines that there would be an excess parachute payment, the payment hereunder or any other payment determined by such counsel to be includable in Total Payments shall be modified, reduced or eliminated as specified by Executive in writing delivered to Grand Premier within thirty (30) ays of his receipt of such opinions or, if Executive fails to so notify Grand Premier, then as Grand Premier shall reasonably determine, so that under the bases of calculation set forth in such opinions there will be no excess parachute payment. In the event that the provisions of Sections 280G and 4999 of the Code are repealed without succession, this Section shall be of no further force or effect.

     5. Set-Off. No payments or benefits payable to or with respect to Executive pursuant to this Agreement shall be reduced by any amount that:
(i) Executive or his or her spouse or Beneficiary, or any other beneficiary under the Retirement Plans and Welfare Plans, may earn or receive from employment with another employer or from any other source, except as expressly provided in subsection 3(b); or (ii) Grand Premier claims is owed to Grand Premier or an Affiliate by Executive.

     6. Death. Upon Executive's death following his termination of employment: (i) all unpaid amounts payable to Executive under subsections 3(a), (b), (c), (d) and (f), if any, shall be paid to his or her Beneficiary, all amounts payable under subsection 3(e) shall be paid pursuant to the terms of said subsection to his or her spouse or other beneficiary under the Retirement Plan; and (ii) the Executive's spouse and other dependents shall continue to be covered under all applicable Welfare Plans during the remainder of the Severance Period, if any, pursuant to subsection 3(b).

     7. No Solicitation of Representatives and Employees. Executive agrees that he or she shall not, during the Term or the Severance Period, directly or indirectly, in his or her individual capacity or otherwise, induce, cause, persuade (or attempt to induce or persuade), any representative, agent or employee of Grand Premier or any of its Affiliates to terminate such person's employment relationship with Grand Premier or any of its Affiliates, or to violate the terms of any agreement between said representative, agent or employee and Grand Premier or any of its Affiliates.

     8. Confidentiality. Executive acknowledges that preservation of a continuing business relationship between Grand Premier or its Affiliates and their respective customers, representatives, and employees is of critical importance to the continued business success of Grand Premier and its Affiliates and that it is the active policy of Grand Premier and its Affiliates to guard as confidential certain information not available to the public and relating to the business affairs of Grand Premier and its Affiliates. In view of the foregoing, Executive agrees that he or she shall not during the Term and at any time thereafter, without the prior written consent of Grand Premier, disclose to any person or entity any such confidential information that was obtained by Executive in the course of his or her employment by Grand Premier or any of its Affiliates. This section shall not be applicable if and to the extent Executive is required to testify in a legislative, judicial or regulatory proceeding pursuant to an order of Congress, any state or local legislature, a judge, or an administrative law judge or is otherwise required by law to disclose such information.

     9. Forfeiture. If Executive shall at any time violate any obligation of Executive under Sections 7 or 8 in a manner that results in material damage to Grand Premier or its business, Executive shall immediately forfeit his or her right to any benefits under this Agreement, and Grand Premier thereafter shall have no further obligation hereunder to Executive or his or her spouse, Beneficiary or any other person.

     10. Executive Assignment. No interest of Executive, his or her spouse or any Beneficiary, or any other beneficiary under any Retirement Plan, Welfare Plan or Incentive Plan, or under this Agreement, or any right to receive any payment or distribution hereunder, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind, nor may such interest or right to receive a payment or distribution be taken, voluntarily or involuntarily, for the satisfaction of the obligations or debts of, or other claims against, Executive or his or her spouse, Beneficiary or other beneficiary, including claims for alimony, support, separate maintenance, and claims in bankruptcy proceedings.

     11. Benefits Unfunded. All rights under this Agreement of Executive and his or her spouse, Beneficiary or other beneficiary shall at all times be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of Grand Premier for payment of any amounts due hereunder. None of Executive, his or her spouse, Beneficiary or any other beneficiary under the Retirement Plans, Welfare Plans or Incentive Plans shall have any interest in or rights against any specific assets of Grand Premier, and Executive and his or her spouse, Beneficiary or other beneficiary shall have only the rights of a general unsecured creditor of Grand Premier. Notwithstanding the preceding provisions of this Section, the parties hereto may at any time mutually agree that amounts payable to Executive or his or her Beneficiary hereunder be paid to the trustee of a trust established by Grand Premier for the benefit of Executive and his or her Beneficiary that contains terms and conditions mutually satisfactory to the parties.

     12. Waiver. No waiver by any party at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of any other provisions or conditions at the same time or at any prior or subsequent time.

     13. Litigation Expenses. Grand Premier shall pay Executive's reasonable attorneys' fees and legal expenses in connection with any judicial proceeding to enforce this Agreement, or to construe or determine the validity of this Agreement or otherwise in connection therewith, if Executive is successful in such litigation.

     14. Applicable Law. This Agreement shall be construed and interpreted pursuant to the laws of Illinois.

     15. Entire Agreement. This Agreement contains the entire Agreement between Grand Premier and the Executive and supersedes any and all previous agreements, written or oral, between the parties relating to the subject matter hereof. No amendment or modification of the terms of this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by Grand Premier and Executive.

     16. No Employment Contract. Nothing contained in this Agreement shall be construed to be an employment contract between Executive and Grand Premier.

     17. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original.

     18. Severability. In the event any provision of this Agreement is held illegal or invalid, the remaining provisions of this Agreement shall not be affected thereby.

     19. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives and successors. In the event of a Change in Control of Grand Premier, Grand Premier shall cause its purchaser, transferee or successor to adopt and assume this Agreement. This Agreement shall not be terminated by a transfer or sale of assets of Grand Premier, or by the merger or consolidation of Grand Premier into or with any other corporation or other entity, rather this Agreement shall be continued after such sale, merger or consolidation by the transferee, purchaser or successor entity.

     20.  Employment with an Affiliate.  For purposes of this Agreement:
(i) employment or termination of employment of Executive shall mean employment or termination of employment with Grand Premier and all Affiliates; (ii) Base Salary shall include remuneration received by Executive from Grand Premier and all Affiliates; and (iii) the terms Incentive Plan, Retirement Plan and Welfare Plan maintained or made available by Grand Premier shall include any such plans of any Affiliate of Grand Premier.

     21. Notice. Notices required under this Agreement shall be in writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the other party by written notice:

     If to Grand Premier:  Grand Premier Financial, Inc.
                           486 West Liberty Street
                           Wauconda, Illinois  60084-2489
                           Attention: Director of Human Resources

     If to Executive:      ________________________
                           ________________________
                           ________________________
                           ________________________

     IN WITNESS WHEREOF, Executive has hereunto set his hand, and Grand Premier has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

                              GRAND PREMIER FINANCIAL, INC.



                              By:    ______________________

                              Title: ______________________



                              _________________________
                                   Executive



                        EXHIBIT 10.9

         CHANGE IN CONTROL AND TERMINATION AGREEMENT

This Change in Control and Termination Agreement (this "Agreement") is entered into as of this ______ day of ____________________, 1999, by and between Grand Premier Financial, Inc., a Delaware corporation ("Grand Premier") and _________________________ ("Executive").

                         WITNESSETH:

WHEREAS, Executive is currently employed by Grand Premier as its ________________________; and

WHEREAS, Grand Premier desires to provide security to Executive in connection with Executive's employment with Grand Premier in the event of a Change in Control of Grand Premier; and

WHEREAS, Executive and Grand Premier desire to enter into this Agreement pertaining to the terms of the security Grand Premier is providing to Executive with respect to his employment in the event of a Change in Control;

NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

     1. Term. The term of this Agreement shall be the period beginning on the date hereto and terminating on the date 12 months after the date hereof (the "Term"), provided that for each day from and after the date hereof the Term will automatically be extended for an additional day, unless either Grand Premier or Executive has given written notice to the other party of its or his election to cease such automatic extension, in which case the Term shall end at the expiration of the 12-month period beginning on the date such notice is received by such other party.

     2.   Definitions.  For purposes of this Agreement:

          (a) "Affiliate" or "Associate" shall have the meaning set forth in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

          (b) "Base Salary" shall mean Executive's monthly base salary at the rate in effect on the date of a termination of employment under circumstances described in Section 3 below; provided, however, that such rate shall in no event be less than the highest rate in effect for Executive at any time during the Term.

          (c) "Beneficiary" shall mean the person or entity designated by the Executive, by written instrument delivered to Grand Premier, to receive the benefits payable under this Agreement in the event of his death. If the Executive fails to designate a Beneficiary, or if no Beneficiary survives the Executive, such death benefits shall be paid:

          (i)  to the Executive's surviving spouse; or

          (ii) if there is no surviving spouse, to the Executive's living descendants per stirpes; or

          (iii) if there is neither a surviving spouse nor descendants, to the Executive's duly appointed and qualified executor or personal representative.

          (d)  "Board" shall mean the Board of Directors of Grand
               Premier Financial, Inc.

          (e) A "Change in Control" of Grand Premier shall be deemed to have occurred if or upon:

          (i) The acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Sections 13(d)(3) or 14(d)(2) of the Exchange Act, of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act of 20% or more of either (A) the then outstanding shares of Common Stock of Grand Premier (the "Outstanding Grand Premier Common Stock") or (B) the combined voting power of the then outstanding securities of Grand Premier entitled to vote generally in the election of directors (the "Outstanding Grand Premier Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (I) any acquisition that resulted directly from the conversion of shares of Northern Illinois Common Stock into shares of Grand Premier Common Stock pursuant to the Agreement and Plan of Merger, dated January 22, 1996, among Grand Premier, Premier Financial Services, Inc. and Northern Illinois Financial Corporation, as amended by the First Amendment thereto, dated March 18, 1996, and the Second Amendment thereto, dated as of August 15, 1996 (the "Merger Agreement"),
               (II) any acquisition of shares of Grand Premier Common Stock that is permitted under Section 1(b) of the Rights Agreement, dated as of July 8, 1996, between Grand Premier and Premier Trust Services, Inc. (the "Rights Agreement"), without rendering the Person effecting such acquisition an "Acquiring Person" for purposes of the Rights Agreement, (III) any acquisition directly from Grand Premier (excluding any acquisition resulting from the exercise of a conversion or exchange privilege in respect of outstanding convertible or exchangeable securities), (IV) any acquisition by Grand Premier, (V) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by Grand Premier or any corporation controlled by Grand Premier or (VI) any acquisition by any corporation pursuant to a reorganization, merger or consolidation involving Grand Premier, if immediately after such reorganization, merger or consolidation, each of the conditions described in clauses (A), (B) and (C) of subsection (iii) of this
               Section 2(e) shall be satisfied; and provided further that, for purposes of clause (IV) of this Section 2(e)(i), if any Person (other than Grand Premier or any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or any corporation controlled by Grand Premier) shall become the beneficial owner of 20% or more of the Outstanding Grand Premier Common Stock or 20% or more of the Outstanding Grand Premier Voting Securities by reason of an acquisition by Grand Premier and such Person shall, after such acquisition by Grand Premier, become the beneficial owner of any additional shares of the Outstanding Grand Premier Common Stock or any additional Outstanding Grand Premier Voting Securities and such beneficial ownership is publicly announced, such additional beneficial ownership shall constitute a Change in Control;

          (ii) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual who becomes a director of Grand Premier subsequent to the date hereof whose election, or nomination for election by Grand Premier's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed to have been a member of the Incumbent Board; and provided further, that no individual who was initially elected as a director of Grand Premier as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board, shall be deemed to have been a member of the Incumbent Board;

         (iii) approval by the stockholders of Grand Premier of a reorganization, merger or consolidation unless, in any such case, immediately after such reorganization, merger or consolidation, (A) more than 60% of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and more than 60% of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities immediately prior to such reorganization, merger or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities, as the case may be, (B) no Person (other than Grand Premier, any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or the corporation resulting from such reorganization, merger or consolidation (or any corporation controlled by Grand Premier) and any Person which beneficially owned, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Grand Premier Common Stock or the Outstanding Grand Premier Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock of such corporation or 20% or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Bard at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger or consolidation; or

          (iv) approval by the stockholders of Grand Premier of (A) a plan of complete liquidation or dissolution of Grand Premier or (B) the sale or other disposition of all or substantially all of the assets of Grand Premier other than to a corporation with respect to which, immediately after such sale or other disposition, (I) more than 60% of the then outstanding shares of common stock thereof and more than 60% of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Grand Premier Common Stock and the Outstanding Grand Premier Voting Securities, as the case may be, (II) no Person (other than Grand Premier, any employee benefit plan (or related trust) sponsored or maintained by Grand Premier or such corporation (or any corporation controlled by Grand Premier) and any Person which beneficially owned immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Grand Premier Common Stock or the Outstanding Grand Premier Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of the then outstanding shares of common stock thereof or 20% or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (III) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

          (f)  "Good Cause" shall be deemed to exist if, and only if:

          (i) Executive engages in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance, in each case that results in substantial harm to Grand Premier or any Affiliate; or

          (ii) Executive is convicted of a criminal violation involving fraud or dishonesty.

          (g) "Good Reason" shall be deemed to exist if, and only if, Executive terminates his employment because, without his express written consent:

               (i) Grand Premier assigns to Executive duties of a nonexecutive nature or for which Executive is not reasonably equipped by his skills and experience;

               (ii) Grand Premier reduces the salary of Executive, or
                    materially reduces the amount of paid vacation to which he is entitled, or his fringe benefits and perquisites;

               (iii)     Grand Premier requires Executive to relocate his
                    principal business office or his principal place of residence, or assigns to Executive duties that would reasonably require such relocation;

               (iv) Grand Premier requires Executive, or assigns duties
                    to Executive which would reasonably require him, to spend more than 30 normal working days away from his principal business office or his principal place of residence during any consecutive twelve-month period;

               (v) Grand Premier fails to provide office facilities, secretarial services, and other administrative services to Executive which are substantially equivalent to the facilities and services provided to Executive on the date hereof; or

              (vi) Grand Premier terminates any Incentive Plan, Retirement Plan or Welfare Plan, or reduces or limits Executive's participation therein relative to the level of participation of other executives of similar rank, to such an extent as to materially reduce the aggregate value of Executive's incentive compensation and benefits below their aggregate value as of the date hereof.

          (h) "Incentive Plan" shall mean any incentive or bonus plan currently or hereinafter made available by Grand Premier in which Executive is eligible to participate, including, but not limited to, the Grand Premier Financial, Inc. 1996 Stock Option Plan, and any successor thereto.

          (i) "Retirement Plan" shall mean any qualified or supplemental employee pension benefit plan, as defined in
               Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), currently or hereinafter made available by Grand Premier in which Executive is eligible to participate, including, but not limited to, the Premier Financial Services, Inc. Employee Savings and Stock Plan and Trust, including any successor to such plan (the "Savings Plan"),and the Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan, including any successor to such plan (the "Deferred Compensation Plan").

          (j) "Severance Period" shall mean the period beginning on the date Executive's employment with Grand Premier terminates under circumstances described in Section 3 and ending on the date 24 months thereafter.

          (k) "Substantial Portion of the Property of Grand Premier" shall mean 50% of the aggregate book value of the assets of Grand Premier and its Affiliates and Associates as set forth on the most recent balance sheet of Grand Premier, prepared on a consolidated basis, by its regularly employed, independent, certified public accountants.

          (l) "Welfare Plan" shall mean any health and dental plan, disability plan, survivor income plan or life insurance plan, as defined in Section 3(1) of ERISA, currently or hereafter made available by Grand Premier in which Executive is eligible to participate.

     3. Benefits Upon Termination of Employment. The following provisions will apply if a Change in Control occurs during the Term, and at any time during the 24 months after the Change in Control occurs (whether during or after the expiration of the Term), the employment of Executive with Grand Premier is terminated by Grand Premier for any reason other than Good Cause, or Executive terminates his employment with Grand Premier for Good Reason:

          (a) Grand Premier shall pay Executive an amount equal to Executive's Base Salary multiplied by 24. Such amount shall be paid to Executive in a lump sum within 90 days after his date of termination of employment; provided, however, Executive, by written notice to Grand Premier, may elect to receive such payment on any date that is no earlier than the later to occur of: (i) the date 10 days after the date of termination; and (ii) the date 10 days after receipt of such notice.

          (b) During the Severance Period, Executive and his or her spouse and other dependents shall continue to be covered by all Welfare Plans maintained by Grand Premier in which Executive and his or her spouse and other dependents were participating immediately prior to the date of Executive's termination, as if Executive continued to be an employee of Grand Premier, and Grand Premier shall continue to pay the costs of coverage of Executive and his spouse and other dependents under such Welfare Plans on the same basis as is applicable to active employees covered thereunder; provided that, if participation in any one or more of such Welfare Plans is not possible under the terms thereof, Grand Premier will provide substantially identical benefits. Coverage under any such Welfare Plan will cease if and when Executive obtains employment with another employer during the Severance Period, and becomes eligible for coverage under any substantially similar Welfare Plan provided by his new employer.

          (c) Grand Premier shall pay to Executive in a lump sum within 90 days after his termination of employment: (i) a bonus in the amount that would have been payable under any Incentive Plan had Executive's employment not been terminated for the year in which such termination of employment occurs, but pro rated according to the number of months the Executive was employed by Grand Premier for that year; and (ii) an additional bonus amount that is equal to the average of the annual bonus amount paid to Executive during the three years preceding the year of his employment termination.

          (d) Grand Premier shall pay to Executive in a lump sum within 90 days after his termination of employment an amount equal to the amount that would have been contributed by Grand Premier on behalf of the Executive under the Savings Plan and under the Deferred Compensation Plan for the 24 month period following the Executive's employment termination had the Executive's employment not been terminated and had he made contributions and deferrals under such Retirement Plans at the same level as he made during the 12 month preceding his employment termination.

          (e) Executive shall receive any and all benefits accrued under any Retirement Plan, Welfare Plan, Incentive Plan or other plan or program in which he participates at the date of termination of employment, to the date of termination of employment, the amount, form and time of payment of such benefits to be determined by the terms of such Retirement Plan, Welfare Plan, Incentive Plan and other plan or program. Executive's employment shall be deemed to have terminated by reason of retirement, and without regard to vesting limitations in all such plans and other plans or programs not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986 (the "Code"), under circumstances that have the most favorable result for Executive thereunder for all purposes of such plans and other plans or programs. Payment shall be made at the earliest date permitted under any such plan.

          (f) If upon the date of termination of Executive's employment, Executive holds any options with respect to stock of Grand Premier, all such options will immediately become fully vested and exercisable upon such date and will be exercisable for 200 days thereafter. Any restrictions on stock of Grand Premier owned by Executive on the date of termination of his or her employment will lapse on such date. To the extent such acceleration of exercise of such options, or such lapse of restrictions, is not permissible under the terms of any plan pursuant to which the options or restricted stock were granted, Grand Premier will pay to Executive: (i) an amount equal to the excess, if any, of the aggregate fair market value of all stock of Grand Premier subject to such options, determined on the date of termination of employment, over the aggregate exercise price of such stock, and Executive will surrender all such options unexercised; and (ii) the aggregate fair market value on the date of termination of employment of all such restricted stock and Executive shall transfer such stock to Grand Premier. Payments pursuant to the preceding sentence will be made to Executive in a lump sum within 90 days after his date of termination of employment; provided, however, Executive, by written notice to Grand Premier, may elect to receive such payments on any date that is not earlier than the later to occur of (i) the date 10 days after the date of termination, and (ii) the date 10 days after receipt of such notice.

          (g) Grand Premier shall provide the Executive with out placement services, which will continue until the Executive accepts a new position.

If the employment of Executive with Grand Premier is terminated by Grand Premier for Good Cause or by Executive other than for Good Reason, Executive's Base Salary shall be paid through the date of his termination, and Grand Premier shall have no further obligation to Executive or any other person under this Agreement. Such termination shall have no effect upon Executive's other rights, including but not limited to rights under the Retirement Plans, Welfare Plans and Incentive Plans.

Notwithstanding anything herein to the contrary, in the event Grand Premier or an Affiliate shall terminate the employment of Executive for Good Cause hereunder, Grand Premier shall give Executive at least thirty (30) days' prior written notice specifying in detail the reason or reasons for Executive's termination.

This Agreement shall have no effect, and Grand Premier shall have no obligations hereunder, if Executive's employment terminates for any reason at any time other than during the 24 months following a Change in Control.

     4. Excise Tax. It is the intention of Grand Premier and Executive that no portion of any payment under this Agreement, or payments to or for the benefit of Executive under any other agreement or plan, be deemed to be an "Excess Parachute Payment" as defined in Section 280G of the Code, or its successors. It is agreed that the present value of and payments to or for the benefit of Executive in the nature of compensation, receipt of which is contingent on the Change in Control of Grand Premier, and to which Section 280G of the Code applies (in the aggregate "Total Payments") shall not exceed an amount equal to one dollar less than the maximum amount that Grand Premier may pay without loss of deduction under Section 280G(a) of the Code. Present value for purposes of this Agreement shall be calculated in accordance with Section 280G(d)(4) of the Code. Within sixty (60) days following the earlier of (i) the giving of the notice of termination or (ii) the giving of notice by Grand Premier to Executive of its belief that there is a payment or benefit due Executive which will result in an excess parachute payment as defined in Section 280G of the Code, Executive and Grand Premier, at Grand Premier's expense, shall obtain the opinion of such legal counsel and certified public accountants as Executive may choose (notwithstanding the fact that such persons have acted or may also be acting as the legal counsel or certified public accountants for Grand Premier), which opinions need not be unqualified, which sets forth: (i) the amount of the Base Period Income of Executive (as defined in Code Section 280G), (ii) the present value of Total Payments; and (iii) the amount and present value of any excess parachute payments. In the event that such opinion determines that there would be an excess parachute payment, the payment hereunder or any other payment determined by such counsel to be includable in Total Payments shall be modified, reduced or eliminated as specified by Executive in writing delivered to Grand Premier within thirty (30) ays of his receipt of such opinions or, if Executive fails to so notify Grand Premier, then as Grand Premier shall reasonably determine, so that under the bases of calculation set forth in such opinions there will be no excess parachute payment. In the event that the provisions of Sections 280G and 4999 of the Code are repealed without succession, this Section shall be of no further force or effect.

     5. Set-Off. No payments or benefits payable to or with respect to Executive pursuant to this Agreement shall be reduced by any amount that:
(i) Executive or his or her spouse or Beneficiary, or any other beneficiary under the Retirement Plans and Welfare Plans, may earn or receive from employment with another employer or from any other source, except as expressly provided in subsection 3(b); or (ii) Grand Premier claims is owed to Grand Premier or an Affiliate by Executive.

     6. Death. Upon Executive's death following his termination of employment: (i) all unpaid amounts payable to Executive under subsections 3(a), (b), (c), (d) and (f), if any, shall be paid to his or her Beneficiary, all amounts payable under subsection 3(e) shall be paid pursuant to the terms of said subsection to his or her spouse or other beneficiary under the Retirement Plan; and (ii) the Executive's spouse and other dependents shall continue to be covered under all applicable Welfare Plans during the remainder of the Severance Period, if any, pursuant to subsection 3(b).

     7. No Solicitation of Representatives and Employees. Executive agrees that he or she shall not, during the Term or the Severance Period, directly or indirectly, in his or her individual capacity or otherwise, induce, cause, persuade (or attempt to induce or persuade), any representative, agent or employee of Grand Premier or any of its Affiliates to terminate such person's employment relationship with Grand Premier or any of its Affiliates, or to violate the terms of any agreement between said representative, agent or employee and Grand Premier or any of its Affiliates.

     8. Confidentiality. Executive acknowledges that preservation of a continuing business relationship between Grand Premier or its Affiliates and their respective customers, representatives, and employees is of critical importance to the continued business success of Grand Premier and its Affiliates and that it is the active policy of Grand Premier and its Affiliates to guard as confidential certain information not available to the public and relating to the business affairs of Grand Premier and its Affiliates. In view of the foregoing, Executive agrees that he or she shall not during the Term and at any time thereafter, without the prior written consent of Grand Premier, disclose to any person or entity any such confidential information that was obtained by Executive in the course of his or her employment by Grand Premier or any of its Affiliates. This section shall not be applicable if and to the extent Executive is required to testify in a legislative, judicial or regulatory proceeding pursuant to an order of Congress, any state or local legislature, a judge, or an administrative law judge or is otherwise required by law to disclose such information.

     9. Forfeiture. If Executive shall at any time violate any obligation of Executive under Sections 7 or 8 in a manner that results in material damage to Grand Premier or its business, Executive shall immediately forfeit his or her right to any benefits under this Agreement, and Grand Premier thereafter shall have no further obligation hereunder to Executive or his or her spouse, Beneficiary or any other person.

     10. Executive Assignment. No interest of Executive, his or her spouse or any Beneficiary, or any other beneficiary under any Retirement Plan, Welfare Plan or Incentive Plan, or under this Agreement, or any right to receive any payment or distribution hereunder, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind, nor may such interest or right to receive a payment or distribution be taken, voluntarily or involuntarily, for the satisfaction of the obligations or debts of, or other claims against, Executive or his or her spouse, Beneficiary or other beneficiary, including claims for alimony, support, separate maintenance, and claims in bankruptcy proceedings.

     11. Benefits Unfunded. All rights under this Agreement of Executive and his or her spouse, Beneficiary or other beneficiary shall at all times be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of Grand Premier for payment of any amounts due hereunder. None of Executive, his or her spouse, Beneficiary or any other beneficiary under the Retirement Plans, Welfare Plans or Incentive Plans shall have any interest in or rights against any specific assets of Grand Premier, and Executive and his or her spouse, Beneficiary or other beneficiary shall have only the rights of a general unsecured creditor of Grand Premier. Notwithstanding the preceding provisions of this Section, the parties hereto may at any time mutually agree that amounts payable to Executive or his or her Beneficiary hereunder be paid to the trustee of a trust established by Grand Premier for the benefit of Executive and his or her Beneficiary that contains terms and conditions mutually satisfactory to the parties.

     12. Waiver. No waiver by any party at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of any other provisions or conditions at the same time or at any prior or subsequent time.

     13. Litigation Expenses. Grand Premier shall pay Executive's reasonable attorneys' fees and legal expenses in connection with any judicial proceeding to enforce this Agreement, or to construe or determine the validity of this Agreement or otherwise in connection therewith, if Executive is successful in such litigation.

     14. Applicable Law. This Agreement shall be construed and interpreted pursuant to the laws of Illinois.

     15. Entire Agreement. This Agreement contains the entire Agreement between Grand Premier and the Executive and supersedes any and all previous agreements, written or oral, between the parties relating to the subject matter hereof. No amendment or modification of the terms of this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by Grand Premier and Executive.

     16. No Employment Contract. Nothing contained in this Agreement shall be construed to be an employment contract between Executive and Grand Premier.

     17. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original.

     18. Severability. In the event any provision of this Agreement is held illegal or invalid, the remaining provisions of this Agreement shall not be affected thereby.

     19. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives and successors. In the event of a Change in Control of Grand Premier, Grand Premier shall cause its purchaser, transferee or successor to adopt and assume this Agreement. This Agreement shall not be terminated by a transfer or sale of assets of Grand Premier, or by the merger or consolidation of Grand Premier into or with any other corporation or other entity, rather this Agreement shall be continued after such sale, merger or consolidation by the transferee, purchaser or successor entity.

     20.  Employment with an Affiliate.  For purposes of this Agreement:
(i) employment or termination of employment of Executive shall mean employment or termination of employment with Grand Premier and all Affiliates; (ii) Base Salary shall include remuneration received by Executive from Grand Premier and all Affiliates; and (iii) the terms Incentive Plan, Retirement Plan and Welfare Plan maintained or made available by Grand Premier shall include any such plans of any Affiliate of Grand Premier.

     21. Notice. Notices required under this Agreement shall be in writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the other party by written notice:

     If to Grand Premier:  Grand Premier Financial, Inc.
                           486 West Liberty Street
                           Wauconda, Illinois  60084-2489
                           Attention: Director of Human Resources

     If to Executive:      ________________________
                           ________________________
                           ________________________
                           ________________________

     IN WITNESS WHEREOF, Executive has hereunto set his hand, and Grand Premier has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

                              GRAND PREMIER FINANCIAL, INC.



                              By:    ______________________

                              Title: ______________________



                              ________________________
                                   Executive