Form 10-K
period 1999-12-31
GRAND PREMIER FINANCIAL INC
filed 2000-03-23
CIK 1013044

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to form 10-K. X

     The number of shares of the registrant's Common Stock outstanding on February 29, 2000 was 22,379,955 shares. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of February 29, 2000, based upon the closing sales price at this date was $140,523,174.

                DOCUMENTS INCORPORATED BY REFERENCE

                             None.


              No. of Pages Sequentially Numbered: 84
                   Exhibit Index is on Page 81



PART I

Item 1.  Business

Operations of the Company

     Grand Premier Financial, Inc. (the "Company") is a registered bank holding company organized in 1996 under Delaware law. The Company is the surviving corporation from the merger, effective August 22, 1996, of Northern Illinois Financial Corporation and Premier Financial
Services, Inc. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. The Company operates as a single segment and, unless the context otherwise requires, the term "Company" as used herein includes Grand Premier Financial, Inc. and its subsidiaries on a consolidated basis.

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

Proposed Merger of the Company

     The Company signed a definitive agreement on September 9, 1999 providing for the merger of the Company into a wholly-owned subsidiary of Old Kent Financial Corporation ("Old Kent"). The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax-free exchange of shares. Under the terms of the merger agreement, each share of the Company's common stock will be converted into 0.4231 shares of Old Kent common stock, and each share of the Company's preferred stock will be converted into one share of Old Kent Preferred Stock with substantially identical terms.

     The Company's common stockholders approved the merger at a special meeting of stockholders on February 22, 2000. Federal Reserve Board approval was obtained on March 6, 2000. The merger is expected to become effective early in the second quarter of 2000.

Operations of the Company's Subsidiaries

     During the first half of 1997, the Company's then existing banking subsidiaries, consisting of First Bank North, First Bank South, First National Bank of Northbrook, First Security Bank of Cary Grove and Grand National Bank were combined into the single charter of Grand National Bank. Although chartered as a commercial bank, the offices of Grand National Bank serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. Grand National Bank has banking offices located in Cary, Crete, Crystal Lake, DeKalb, Dixon, Freeport, Gurnee, Island Lake, Mokena, Mundelein, Niles, Northbrook, Rockford, South Chicago Heights, Sterling, Wauconda, Waukegan and Woodstock, Illinois.

     Grand Premier Trust and Investment, Inc., a wholly owned subsidiary of Grand National Bank, provides a full line of fiduciary and investment services throughout the Company's general market area.

     GNB Management, LLC, a wholly owned subsidiary of Grand National Bank, provides management services to its majority owned subsidiary GNB Realty, LLC, a real estate investment trust.

     Grand Premier Insurance Services, Inc., a direct subsidiary of the Company, is a full line casualty and life insurance agency. Grand Premier Operating Systems, Inc. ("GPOS"), is also a direct subsidiary of the Company. GPOS provides data processing and operational services to the Company and its subsidiaries.

     American Suburban Mortgage Corporation ("ASMC"), a direct subsidiary of the Company, was established to engage in secondary mortgage operations. ASMC is currently inactive, with secondary mortgage operations performed by the banking subsidiary.

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

     To gain a competitive market advantage, the Company relies on a strategic marketing plan that is employed throughout the Company, reaching every level of its sales force. The marketing plan includes the identification of target markets and customers so that the Company's resources, both financial and manpower, can be utilized where the greatest opportunities for gaining market share exist. The Company seeks to differentiate itself from its competitors by devoting individualized attention to the needs of its customers. This focus on fulfilling a customer's financial needs generally results in long-term customer relationships.

     Banking deposits are well balanced, with a large customer base and no dominant accounts in any category. The Company's loan portfolio is also characterized by a large customer base, balanced between loans to individuals and commercial and agricultural customers, with no dominant relationships. There is no readily available source of information which delineates the market for financial services, including services offered by non-bank competitors, in the company's market area.


Supervision and Regulation

     Overview of the Regulation of the Company and its Subsidiaries. Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. The Company is a registered bank holding company under the Bank Holding Company Act ("BHCA".) As such, the Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. It also is subject to the supervision of, and examination by, the Federal Reserve Board.

     Grand National Bank is a national bank chartered under the laws of the United States and is subject to the supervision of, and examination by, the Office of the Comptroller of the Currency ("OCC"), its primary regulator. The OCC regularly examines such areas as reserves, loans, investments, management practices and other aspects of Grand National Bank's operations. Grand National Bank must also furnish to the OCC quarterly reports containing full and accurate statements of its affairs. All national banks are members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district, in this case the Federal Reserve Bank of Chicago.

     Grand Premier Trust and Investment, Inc., is a trust company which is chartered as a national banking association under the laws of the United States and is subject to the supervision of, and examination by, the Office of the Comptroller of the Currency.

     The deposits of Grand National Bank, subject to FDIC limitations, are insured by insurance funds maintained by the FDIC. As a result, Grand National Bank is also subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The examinations of the various regulatory agencies are designed for the protection of bank depositors and not for stockholders of banks or their holding companies.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

     Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the GLB Act). The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

     The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the BHCA to permit qualifying holding companies, called "financial holding companies, " to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Company has not elected to become a financial holding company.

     The Company expects that the new affiliations and activities permitted financial services organizations will over time change the nature of its competition. At present, however, it is not possible to predict the full nature and effect of the changes that may occur.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) that are subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits, except in certain cases. The Interstate Act also permits a bank, with the approval of the appropriate federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate federal bank regulatory agency, merge across state lines, unless the home state of a participating bank opted-out of the Interstate Act prior to June 1, 1997. Two states opted-out prior to that date: Montana and Texas. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or certain grandfathered thrift affiliates, whether such banks and thrifts are located in a different state or in the same state.

     Regulation of the Company under the BHCA. As a bank holding company, the Company is subject to the BHCA. The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent (5%) of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Regulation of Transactions between the Company and its Affiliates.
A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a bank holding company's revenue is the dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks,including deposit liabilities.

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

     Regulation of the Company's Subsidiaries. The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of a bank's business, allowable investments, required reserves against deposits, loans and collateral, establishment of branch offices and activities performed at such offices. These laws and regulations are generally designed for the protection of bank depositors and not the stockholders of the bank.

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

     Grand National Bank is also subject to the Community Reinvestment Act (the "CRA"). The CRA is intended to encourage banks and thrifts to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound lending practices. Under the CRA, the federal banking agencies take into account a financial institution's record of helping to meet the credit needs of its entire community when evaluating various types of applications, such as applications for branches, office relocations, mergers, consolidations, and purchase and assumption transactions, and may deny or condition approval of an application on the basis of an institution's record. All depository institutions are reviewed and rated by their primary federal bank regulator. In reviewing applications by bank holding companies, the Federal Reserve Board takes into account the record of compliance of a holding company's subsidiary banking institutions with the CRA.

     Capital Regulation. The various federal bank regulators, including the Federal Reserve Board and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. The capital standards (including the definitions of Tier 1 Capital and Tier 2 Capital) established by the OCC (for national banks such as Grand National Bank) are substantially the same as those established by the Federal Reserve Board (for bank holding companies such as the Company. These standards significantly revise the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of (subject to certain conditions and limitations) the allowance for possible credit losses, perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock ("Tier 2 Capital").

     Under the risk-adjusted capital standards, a minimum total capital to total risk-weighted assets ratio of eight percent (8%) is required, and Tier 1 Capital must be at least 50 percent of total capital. The Federal Reserve Board also has adopted a minimum leverage ratio of Tier 1 Capital to quarterly average total assets of three percent (3%) for the most highly-rated institutions, with all other institutions required to maintain a minimum leverage ratio of four percent (4%). The three percent Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and is used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The federal banking agencies have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated in the highest category under the regulatory rating systems for bank holding companies and banks. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4 percent. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve Board continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to total assets, less all intangibles.

     The Company and Grand National Bank exceed the regulatory capital guidelines as currently defined. For additional information regarding the capital ratios of the Company and its banking subsidiary, see Note 10 to the Company's financial statements included in Item 8 of this report.

     Federal Deposit Insurance Corporation Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations, management and supervision of banks and bank holding companies. It also significantly enhanced the authority of bank regulators to intervene in the cases of deterioration of a bank's capital level. FDICIA requires that the banking regulators take prompt corrective action with respect to depository institutions that fall below certain capital levels and prohibits any depository institution from making any capital distribution that would cause it to be considered undercapitalized. Regulations adopted pursuant to FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Institutions that are not adequately capitalized may be subjected to a broad range of restrictions on their activities and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution. Only well-capitalized institutions and adequately capitalized institutions receiving a waiver from the FDIC will be permitted to accept brokered deposits, and only those institutions eligible to accept brokered deposits may provide pass-through deposit insurance for participants in employee benefit plans.

     Deposit Insurance Assessments. Deposits of Grand National Bank are insured by the FDIC primarily under the Bank Insurance Fund ("BIF"). The FDIC's deposit insurance premiums are assessed using a risk-based system under which all insured depository institutions are placed into one of nine categories based upon their level of capital and supervisory evaluation. Assessment rates range from $0.00 to $0.27 per $100 of deposits. Grand National Bank, for deposit insurance assessment purposes, is classified in the highest category and pays the lowest assessment rate for deposit insurance. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (the "SAIF"), which primarily insures savings association deposits. Grand National Bank holds approximately $9 million of deposits acquired in connection with the acquisition of a branch of a savings association. Those deposits are insured by SAIF and will continue to be subject to the assessment rates due on SAIF-insured deposits (currently the same as BIF insured deposits). Grand National Bank also pays Financing Corporation (FICO) debt assessments on its BIF and SAIF insured deposits. FICO assessment rates are not tied to the FDIC's risk classifications. FICO rates, which may be adjusted quarterly, were $0.02120 (annualized) per $100 of BIF assessable deposits and SAIF assessable deposits for the final quarter of 1999.

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

Employees

     As of December 31, 1999 the Company and its subsidiaries had a total of 515 full-time and 85 part-time employees.


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

     Grand National Bank, as of February 29, 2000, occupied 24 offices in 18 different communities within northern Illinois, of which 3 are leased and 21 are owned by GNB.

     Grand Premier Operating Systems, Inc. ("GPOS"), conducts the majority of its operations from a 28,800 square foot, one story office building located at 588 Lakeview Parkway, Vernon Hills, Illinois. GPOS leases this building from an unaffiliated party (with an option to purchase) through September, 2001.

Item 3.  Legal Proceedings

     There are various legal claims pending against the Company arising in the normal course of business. Management believes, based upon the opinion of counsel, that liabilities arising from these proceedings, if any, will not be material to the Company's financial position as of December 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1999.

     At a special meeting of stockholders held on February 22, 2000, the Company submitted to its common stockholders a proposal to approve the Agreement and Plan of Merger, dated as of September 9, 1999, among the Company, Old Kent, and a wholly-owned subsidiary of Old Kent pursuant to which Old Kent would acquire the Company. The proposal was approved. The results of the vote were as follows:

     Shares Voted "For"          19,329,123
     Shares Voted "Against"         579,125
     Abstentions                     48,443




                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The Company's common stock is traded on The Nasdaq Stock Market under the symbol GPFI. A two-year record of trade prices by quarter, as well as cash dividends declared, is as follows:

                1999                                1998
 Quarter  High     Low      Cash     Quarter  High     Low      Cash
                         Dividends                           Dividends
    1st  12.94   10.13      .090        1st  17.50   12.73      .082
    2nd  12.50   10.00      .090        2nd  17.61   12.96      .082
    3rd  16.00   11.63      .090        3rd  15.00   10.68      .082
    4th  17.31   14.06      .090        4th  14.00   10.00      .090
  Total                     .360      Total                     .336


The approximate number of holders of common stock as of 12/31/99 was as follows:
                        Title of Class          No. of Record Holders

                         Common Stock
                       ($.01 Par Value)                  1,062



Item 6.  Selected Financial Data

          Five Year Summary of Selected Financial Data
         (Dollars in thousands except for share data)

                                        1999        1998        1997        1996        1995
Earnings:
Interest income                      $113,780    $116,655    $120,621    $114,370    $108,782
Interest expense                       50,744      54,295      57,166      56,558      53,541
Net interest income                    63,036      62,360      63,455      57,812      55,241
Provision for possible loan losses      4,300       3,600       9,700       2,875       1,435
Earnings before income taxes           30,564      41,964      24,638      18,602      23,185
Net earnings                           20,009      27,400      16,970      13,317      17,029
Net earnings available to common
  shareholders                       $ 19,269    $ 26,660    $ 16,230    $ 12,377    $ 15,923


Per common share statistics*:
Basic earnings per share                $ .87       $1.21       $ .74       $ .57       $ .73
Diluted earnings per share                .86        1.17         .73         .56         .71
Cash dividends declared                   .36         .34         .30         .25         .17
Book value                               8.01       $7.92       $7.42       $6.77       $6.48


Common shares
  outstanding - year end*          22,305,531  21,981,739  22,002,819  21,982,047  21,856,805

Return on beginning
  stockholders' equity                 10.91%      15.88%      10.73%       8.54%      13.39%


Financial position - year end:
Securities available for sale         411,010  $  516,083  $  454,400  $  535,687  $  598,570
Loans, net                          1,123,589     943,757   1,012,468     955,366     865,317
Allowance for possible loan losses     13,474      12,443      15,404      10,116       9,435
Excess cost over fair value of net
  assets acquired                      13,695      15,281      16,885      18,489      20,227
Non-interest bearing deposits         173,148     199,084     187,943     211,015     196,534
Interest bearing deposits           1,183,178   1,161,936   1,142,588   1,206,379   1,155,123
Total deposits                      1,356,326   1,361,020   1,330,531   1,417,394   1,351,657
Short-term borrowings                  21,500           -      33,000           -      38,475
Securities sold under agreements
 to repurchase                          8,982      11,887      14,598      23,486      49,757
Long-term borrowings                   65,000      70,000      70,000      30,000      11,588
Stockholders' equity                  188,004     183,389     172,509     158,083     155,997
Total assets                       $1,662,639  $1,648,241  $1,646,380  $1,642,538  $1,624,673



* Share statistics have been adjusted to reflect a 10% stock dividend distributed to shareholders of record on November 15, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



INTRODUCTION

The discussion presented below provides an analysis of the Company's financial condition and results of operations for the past three years, and is intended to cover significant factors affecting the Company's overall performance during that time. It is designed to provide shareholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone, and should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information presented elsewhere in this 1999 Annual Report on Form 10-K.

Statements or comments contained in the following discussion and analysis of financial condition and results of operations that are not historical facts may contain forward looking information. These "forward looking statements" fall within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, and represent the Company's expectations concerning future events and involve substantial risks and uncertainties. Such statements include references to management's "belief," "opinion," "anticipation," or "expectations" or words of similar import. The Company cautions that actual results, performance or achievement could differ materially from the results, performance or achievements expressed or implied by these forward looking statements. Important factors that might cause actual results to differ materially include, but are not limited to: federal and state legislative and regulatory requirements; changes in management's estimate of the adequacy of the allowance for loan losses and/or other significant estimates; changes in the level and direction of loan delinquencies and charge-offs; interest rate movements and their impact on customer behavior and the Company's net interest income; the impact of pricing, re-pricing and competitors' pricing on loans, deposits and other sources or uses of funds; the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; the Company's ability to access cost effective funding; and general economic and business conditions. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.


MERGER

The Company signed a definitive agreement on September 9, 1999 for the merger of Grand Premier Financial Inc. into a wholly owned subsidiary of Old Kent Financial Corporation. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax free exchange of shares. Under the terms of the merger agreement, each share of Grand Premier Financial, Inc. common stock will be converted into 0.4231 shares of Old Kent Financial Corporation common stock and each share of Grand Premier Financial, Inc. preferred stock will be converted into one share of Old Kent Financial Corporation preferred stock with substantially identical terms. The merger was approved at a Special Meeting of Stockholders of Grand Premier Financial, Inc. on February 22, 2000 and Federal Reserve Board approval was obtained on March 6, 2000. The merger is expected to become effective early in the second quarter of 2000. For additional information concerning the merger agreement, see Exhibit 2.2 in Item 14 of this report.


RESULTS OF OPERATIONS

Net earnings for 1999 totaled $20.0 million, or $.86 diluted earnings per share, compared to $27.4 million, or $1.17 diluted earnings per share, in 1998 and $17.0 million, or $.73 diluted earnings per share, in 1997. In 1999, the Company realized nonrecurring income, net of tax, totaling $4.7 million from the sales of four rural branch offices and their associated deposits. The nonrecurring income was partially offset by non-tax deductible merger related costs totaling $1.2 million in 1999. The higher net earnings in 1998 were mainly attributable to the Company's selling of its portfolio of listed equity securities. In 1998, pre-tax gains on sales of equity securities contributed $19.8 million to total securities gains of $20.2 million. By comparison, total securities losses were $113,000 in 1999 and total securities gains were $7.7 million in 1997. Excluding these nonrecurring items and securities gains or losses, net earnings were approximately $16.5 million in 1999, $15.2 million in 1998 and $12.3 million in 1997 and diluted earnings per share were $.71, $.66, and $.53 during the respective years.

Other significant factors, which reduced net earnings in 1998 by approximately $1.1 million, include charges associated with the closing of two branch offices, a write-off of obsolete computer software, and expenses associated with the Company's conversion to a new data processing system early in 1999. Net earnings in 1997 were adversely affected by a provision for possible loan losses much larger than provisions recorded in 1999 or 1998 mainly due to the indirect loan portfolio. The Company also combined its five banking subsidiaries into a single charter in 1997, operating as Grand National Bank. The resulting conversion to a common data processing system, along with supplies, printing and other associated costs resulted in increased expenses during that year.


Net Interest Income

Taxable equivalent net interest income totaled $67.8 million for 1999, $789,000 greater than $67.0 million in 1998 and nearly the same as $67.9 million in 1997. A generally lower interest rate environment, combined with other factors, contributed to a continued decline in both taxable equivalent interest income and interest expense. Taxable equivalent interest income decreased to $118.5 million in 1999 from $121.3 million in 1998 and $125.1 million in 1997. Similarly, interest expense also continued to decline to $50.7 million in 1999 from $54.3 million in 1998 and $57.2 million in 1997. Overall, the Company's net interest margin improved to 4.54% for 1999 compared to 4.50% in 1998 and 4.53% in 1997.

The improvement in net interest income and net interest margin for 1999 is largely attributable to strong loan growth. Average loans outstanding were $1.04 billion during 1999(69.4% of average earning assets)as compared to $980 million (65.9% of average earning assets) in 1998. Interest income from loans increased to $87.5 million in 1999 from $87.1 million in 1998 despite a market driven reduction in the average rates earned (8.44% in 1999 versus 8.88% in 1998). The increase in loans outstanding was offset by a reduction in lower yielding short and long term investments. Average balances in investment securities decreased $38.3 million in 1999 to $421 million (28.2% of average earning assets in 1999 compared to 30.9% in 1998) and provided yields of 6.90% and 6.85% in 1999 and 1998, respectively. Short term investments in federal funds and repurchase agreements that yielded 5.37% in 1999 and 5.72% in 1998 decreased $11.5 million to $35 million in 1999. The generally lower interest rates, partially offset by a change in asset mix, produced an average taxable equivalent yield on interest earning assets of 7.93% in 1999 compared to 8.15% in 1998.

Lower interest income in 1998 versus 1997 was mainly attributable to a $31 million decrease in average loans outstanding, from $1.01 billion (67.5% of average earning assets) in 1997 to $980 million in 1998 (65.9% of average earning assets). The net decline in average loans primarily resulted from the Company's actions directed at reducing its indirect loan portfolio (see "Provision for Possible Loan Losses"). Average loans yielded 8.88% and generated $87.1 million interest income in 1998 compared to loans that yielded 8.92% and generated interest income of $90.3 million in 1997. The 1998 decrease in average loans was offset by an increase in lower yielding short term investments. Short term investments averaged $46 million during 1998, yielding 5.72%, compared to $12 million in 1997, yielding 5.96%. Investment securities averaged $460 million in 1998, $12 million less than in 1997. The yields on investment securities decreased to 6.85% in 1998 from 7.22% 1997.

While average yields on earning assets declined in 1999 compared to 1998 and 1997, rates paid on interest bearing liabilities also decreased; 4.19% in 1999 compared to 4.39% in 1998 and 4.49% in 1997. The spread between average rates earned and paid was 3.74% for 1999, 3.76% for 1998 and 3.86% for 1997. The decrease in average rates paid for 1999, combined with a $23.7 million reduction in interest bearing liabilities, resulted in a reduction in total interest expense, to $50.7 million in 1999 compared to $54.3 million 1998. The 1999 reduction in interest expense followed a $2.9 million reduction in interest expense in 1998 as compared to 1997. The 1998 reduction in interest expense resulted from lower average rates paid combined with a $36 million reduction in average interest bearing liabilities. Average rates paid on interest bearing deposits, the largest component of the Company's cost of funds, were 4.05%, 4.27% and 4.40% in 1999, 1998 and 1997, respectively.


Interest Rate Risk Management

One of the Company's objectives is to manage volatility in net interest income resulting from changes in interest rates. The Company attempts to accomplish this by actively managing the re-pricing characteristics of its interest earning assets and interest bearing liabilities in a dynamic environment. Grand Premier uses simulation modeling to analyze the effect of predicted or assumed changes in interest rates on balances and subsequently net interest income. The model provides for simultaneously comparing six different interest rate scenarios and their estimated effect on net interest income over various time horizons. Two "rising" and two "declining" rate scenarios, driven by short-term interest rates changing 300 basis points up and down over twelve and twenty four month periods, along with "most likely" and "flat rate" scenarios are used to identify the potential impact of rapid changes, up or down, from current rates. The "base" or "flat rate" simulation, (more traditionally known as "gap measurement") is used as a control to quantify the effect of changes in net interest income caused solely by re-pricing existing balances at market rates as they mature. Changes in balances reflecting repayment risk, likely changes in customer behavior under different interest rate environments and other "what if" assumptions based on management estimates are also simulated under each scenario. Interest sensitivity, the Company's exposure to changes in net interest income, is normally measured over a rolling 12 month period under the different rate scenarios and compared to the base case forecast. Generally, Grand Premier's policy is to maximize net interest income while limiting negative interest sensitivity (i.e., a decline in net interest income) to no more than 5% of net interest income under any interest rate scenario. As of December 31, 1999, the simulation model indicated a change in net interest income of less than 2.7% in either the rising or declining rate environments described above.

The following table shows the Company's base or flat rate measurement (i.e., "gap position") as of December 31, 1999:


                               Volumes Subject to Re-pricing
                                     (in thousands)

                             within    within    within      over
                            90 days    1 year   5 years   5 years

Loans (net of unearned
 income)                   $453,023 $ 131,820  $490,274  $ 61,946
Investment securities        22,933    47,001   110,037   231,039
Other earning assets          3,680         -         -         -
  Total earning assets      479,636   178,821   600,311   292,985

Transaction accounts         14,509    14,473   120,636    30,168
Savings accounts            173,997    28,956   164,805    41,192
Time deposit accounts       155,680   311,938   116,192    10,632
Short-term borrowing         28,064     2,418         -         -
Long-term borrowing               -     5,000    60,000         -
  Total interest-bearing
    liabilities             372,250   362,785   461,633    81,992

  Asset (liability) gap..  $107,386 $(183,964) $138,678  $210,993

  Cumulative asset
    (liability) gap...     $107,386 $ (76,578) $ 62,100  $273,093

In reviewing the table, it should be noted that the balances are shown for a specific point in time and because interest sensitivity is dynamic, it can change significantly over time. The balances reflect contractual principal reductions plus management's estimates of prepayments on loans and investments. Furthermore, the balances reflect both contractual re-pricing of deposits and management's re-pricing assumptions on certain deposits. Approximately 60.6% of core demand deposit accounts and regular savings accounts have been classified as re-pricing beyond one year. While these accounts are subject to immediate withdrawal, experience indicates they are relatively rate insensitive.


Provision for Possible Loan Losses

The Company's provision for possible loan losses is based on periodic (but no less than quarterly) evaluations by management. In these evaluations, numerous factors are considered including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and an estimation of potential losses.

Each loan in the portfolio is graded according to specific financial risk and repayment criteria. The aggregate required reserve balance for the entire portfolio is maintained through earnings provisions as required. The provision for loan losses in 1999 totaled $4.3 million as compared to $3.6 million and $9.7 million in 1998 and 1997, respectively.

The Company experienced strong loan growth during 1999. Outstanding loan balances increased in excess of 18% from $956 million at year-end 1998 to $1.137 billion at year-end 1999. The increased loan loss provision made in 1999 is largely in response to this growth. The Company's 1998 provision was reflective of management's evaluation of the loan portfolio within the context of the factors outlined above. In 1997, approximately $6.0 million of the $9.7 million provision was a special, one time provision in response to deterioration identified by management in the indirect segment of the loan portfolio which totaled $88.4 million, or 8.60% of the loan portfolio, at December 31, 1997. Over the first six months of 1997, the Company had experienced rapid growth in indirect loans originated for the purchase of automobiles, recreation vehicles and other consumer goods. Management performed an extensive internal review of the indirect portfolio in the fourth quarter of 1997 prompted by an increase in the delinquency rate (i.e. past due 60 days or more), which rose from 1.0% in June, 1997 to 4.0% at the end of November, 1997. As a result of the review, management determined that an additional provision was prudent. The Company discontinued this type of lending concurrent with recording the provision. The remainder of the Company's 1997 provision ($3.7 million) was essentially tied to overall portfolio growth and the factors outlined above. The Company's indirect portfolio totaled $20.6 million at December 31, 1999 with a delinquency rate (loans past due 60 days or more) of 1.40%.

The allowance for possible loan losses totaled $13.4 million (1.18%) of gross loans at December 31, 1999 compared to $12.4 million (1.30%) and $15.4 million (1.50%) of gross loans at December 31, 1998 and 1997, respectively. The 1999 decrease in the allowance as a percent of gross loans is consistent with an improvement in asset quality when measured as a percentage of nonperforming loans to total loans. Nonperforming loans (nonaccrual loans, accruing loans 90 days or more past due, and renegotiated loans) were .68% ($7.7 million) of gross loans at year end 1999, compared to .78% ($7.5 million) and .78% ($8.0 million) of gross loans at year-end 1998 and 1997. Net charge-offs improved to .32% of average loans for 1999 compared to .67% in 1998 and .44% in 1997. This decrease in net charge-offs for 1999 is the result of improved overall asset quality. Net charge-offs in 1998 were higher primarily as a result of charge-offs associated with the indirect loan portfolio.

Although management believes that the allowance for possible loan losses currently provides adequate risk coverage for the loan portfolio, there can be no assurance that significant provisions for losses will not be required in the future based on factors such as portfolio growth, deterioration of market conditions, major changes in borrowers' financial conditions, delinquencies and defaults. Future provisions will continue to be determined in relation to overall asset quality as well as other factors mentioned previously. Furthermore, recent increases in interest rates and the indicated Federal Reserve Bank bias towards tightening rates raises concerns that such rate increases may result in reduced cash flow available to borrowers for principal repayment, and potentially increase the risk in the loan portfolio.


Other Income

Other income, including nonrecurring gains totaling $7.9 million from the sales of four branch offices and their associated deposits, totaled $20.8 million in 1999. Excluding these nonrecurring gains and net losses from investment securities, other income totaled $13.1 million. By comparison, other income, excluding net investment securities gains, was $12.9 million in 1998 and $12.8 million in 1997.

Grand Premier's largest fee-based source of income continues to be service charges on deposits. This single component contributed $4.9 million to other income in 1999 and $5.7 million to other income in each of 1998 and 1997. The majority of service charges on deposits are generated from transaction based accounts. Average balances in transaction based account were approximately $361.8 million in 1999 compared to $369.1 in 1998 and $369.7 million 1997. The decrease in service charges on deposits for 1999 is primarily associated with a reduction in the volume of fees from overdrawn deposit accounts.

Trust fees, the second largest component of other income, totaled $3.8 million in 1999 compared to $3.5 million in 1998 and $3.2 million in 1997. The year-to-year growth was primarily due to favorable performance of managed assets and increases in the amount of assets under administration. Trust fees are based on providing fiduciary, investment management, custodial and related services to corporate and personal clients. As of December 31, 1999, the market value of total managed assets was approximately $903 million compared to $840 million at year-end 1998. Management anticipates continued growth in relationships and fees in future years.

The Company realized net investment securities losses of approximately $113,000 in 1999. In contrast, net investment securities gains totaled $20.2 million in 1998. Securities gains were the main reason for a 59.6% increase in total other income from $21.1 million in 1997 to $33.7 million in 1998. The substantial increase in securities gains was primarily a result of $19.8 million in gains realized from selling the Company's portfolio of listed equity securities during the third quarter 1998. Net investment security gains were $7.7 million in 1997. Securities available for sale are utilized to manage interest rate risk, to provide liquidity, and as a contributor to earnings. As conditions change over time, overall interest rate risk, liquidity demands and return on the investment security portfolio will vary. The Company will continue to use its securities available for sale portfolio to manage interest rate risk, meet liquidity needs and optimize overall investment returns and net interest income.

The total of all other operating income increased to $4.5 million in 1999 from $3.7 million in 1998 and $3.9 in 1997. The year-to-year fluctuations in this category have generally been attributable to net gains on sales of assets. Gains from the sales of two bank properties added $388,000 to other income in 1999. The Company recorded gains from the sale of other real estate owned totaling $51,000, $164,000 and $142,000 in 1999, 1998 and
1997, respectively. Gains from sales of loans contributed $450,000 in 1999 compared to $656,000 in 1998 and $264,000 in 1997. The fluctuations in gains from sales of loans is directly attributable to the amount of loans sold. In 1997, a one-time gain of $132,000 was realized from the sale of a marginally profitable line of business in the Company's insurance subsidiary. On the other hand, a decrease in other income in 1998 resulted from the Company's standardization of its processing of merchant credit card transactions as well as a change in the Company's method of realizing income from rentals of safe deposit boxes. Together, these two changes resulted in a decrease in other income totaling approximately $225,000 in 1998.

Other Expenses

Total other expenses decreased $840,000 (1.7%) to $49.0 million in 1999 from $49.9 million in 1998. Excluding costs totaling $1.2 million associated with the Company's pending merger with Old Kent, total other expenses decreased 4.2% to $47.8 million in 1999. The decrease in 1999 followed a minimal increase of $246,000 (.5%) in 1998 from $49.6 million in 1997.

Salaries and benefits, the largest component of other expense, totaled $24.1 million for 1999, approximately $55,000 greater than 1998 and down slightly from $24.2 million in 1997. The Company employed approximately 558 full-time equivalent employees at year-end 1999, 583 at year-end 1998 and 635 at December 31, 1997.

Net occupancy expenses in 1999 declined slightly to $4.4 million, from $4.6 million in 1998 and $4.7 million in 1997. The decline is partly due to the Company's sales of four branch offices during the first quarter 1999. Furniture and equipment expense was $3.7 million in 1999, $4.0 million in 1998 and $3.8 million in 1997. The year-to-year changes are mainly attributable to depreciation expense associated with upgrading and standardizing computer hardware, telephone systems, data communication lines and signage throughout the Company.

Data processing expenses were $1.3 million in 1999, significantly less than $2.1 million in 1998 and $1.9 million in 1997. The significant decrease in data processing expenses for 1999 primarily resulted from the Company's conversion to a fully integrated, in-house core data processing system early in the second quarter 1999. The reduction in data processing expenses was partially offset by an increase of approximately $316,000 relating to software licensing and maintenance for the in-house system. The 1998 increase over 1997 is mainly attributable to expenses associated with preparing for the conversion to the in-house system.

The Company paid approximately $902,000 in 1999 to outside professionals (for investment banking, legal and accounting services) specifically relating to the anticipated merger with Old Kent Financial Corp. The Company estimates that additional professional fees relating to the merger will be approximately $1.4 million during the first half of 2000. Fees paid to outside professionals that were unrelated to the merger were approximately $1.7 million in 1999 compared to $2.1 million in 1998 and $1.6 million in 1997. There were several reasons for the increase from 1997 to 1998; 1) fees paid for training and implementation of a company-wide sales management program, 2) fees paid for out-sourced internal audit services in 1998, and 3) fees paid to information technology consultants in both 1997 and 1998 to assist in standardizing voice and data communications networks and selecting a core data processing solution.

Other expenses were $11.0 million in 1999, $586,000 less than $11.5 million in 1998 and $863,000 less than $11.8 million in 1997. While the majority of other expenses are normal recurring operating expenses, several one-time or non-recurring expenses are also included in each of the three years. Losses from check forgeries and other fraudulent customer activities totaled $800,000 in 1999 compared to $298,000 in 1998 and $456,000 in 1997. One-
time charges in 1998 include 1) write-off of obsolete computer software ($231,000), 2) expenses associated with closing two branch offices ($365,000) and 3) expenses related to the Company's conversion to a new data processing system in 1999 ($550,000). In addition, loan recovery expenses increased approximately $703,000 in 1998 compared to 1997 as a result of the Company's aggressive collection efforts relating to its indirect loan portfolio. Non-recurring expenses that resulted from consolidating bank charters and data processing conversions in 1997 approximated $1.3 million. Other expenses in 1997 also included costs totaling approximately $200,000 associated with closing a branch office in Homewood, Illinois.


Income Taxes

Income taxes totaled $10.6 million in 1999 compared to $14.6 million in 1998 and $7.7 million in 1997, representing effective tax rates of 34.5% in 1999, 34.7% in 1998 and 31.1% in 1997. The Company's formation of a separate operating subsidiary during the third quarter 1999 to fund certain real estate loans resulted in a reduction in state taxable income for 1999, and is expected to reduce state taxable income in future years. In the opinion of management, the anticipated reduction in future state taxable income raises uncertainties as to the realization of deferred state tax assets. Accordingly, a valuation allowance was established for these deferred state tax assets. The reduction in state taxable income, partially offset by non-tax deductible merger related costs that totaled approximately $1.2 million in 1999, contributed to the decrease in effective tax rate for 1999. The significant securities gains recorded in 1998 are the main reason for the increase in the effective tax rate from 1997. Changes in the effective tax rates from year to year are also the result of changes in the amount of interest income exempt from income taxes as a percentage of income before taxes.


FINANCIAL CONDITION

Average assets totaled $1.60 billion for 1999, $24 million lower than 1998. The modest decrease is mainly the result of the Company's sales of four of its rural branch offices along with deposits totaling approximately $85.1 during the first quarter 1999. Even though total assets decreased, average earning assets increased slightly (.4%) over 1998 to $1.49 billion in 1999. Average earning assets as a percent of average total assets were 93.4% in 1999; which improved from 91.6% in 1998 as a result of managed reductions in non-earning assets. Average loans, the Company's highest yielding earning asset, were 69.4% of total assets in 1999 compared to 65.9% in 1998.

Total average deposits were $1.30 billion in 1999, just below $1.33 billion in 1998. Average balances in total short and long-term borrowings increased $6 million to $84 million in 1999. Average shareholders' equity increased 5.2% to $189.2 million in 1999.


Securities

Grand Premier uses its securities available for sale portfolio as an integral part of its interest rate risk management, earnings and tax planning strategies. The portfolio largely consists of debt securities, any of which may be sold in response to changes in interest rates, for liquidity, or for tax purposes. At December 31, 1999, $411.0 million was invested in securities available for sale, compared to $516.1 million at year-end 1998. The decrease is partially due to reinvestment of proceeds from securities to the Company's loan portfolio. The Company also increased its short-term investments at year-end 1998 in anticipation of funding requirements relating to the pending sales of four branch offices and their associated deposit liabilities in the first quarter of 1999.

At December 31, 1999, approximately 15.3% of the total carrying value of securities available for sale were U. S. Treasury and U.S. government agency securities, 36.5% obligations of states and political subdivisions, 44.0% mortgage-backed securities, 1.5% corporate securities, and 2.7% equity securities. The Company's mortgage-backed securities included $160.6 million invested in collateralized mortgage obligations ("CMO's") and $20.1 million in other mortgage-backed securities. The CMO's held by the Company are primarily shorter-maturity bonds (average lives generally less than 3 years). At December 31, 1999, all of the mortgage-backed securities held by the Company were issued or backed by U.S. Government and U.S. Government-sponsored agencies.


Loans

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. Loans represent the largest component of Grand Premier's earning assets. Gross loans outstanding increased $180.9 million (18.9%) from year-end 1998, to $1.137 billion at December 31, 1999. The Company's 1999 loan growth was predominantly real estate related; loans secured by commercial properties increased $127.7 million, construction and land development loans increased $34.4 million, and home equity lines of credit increased $30.9 million. All other loans secured by 1-4 family residential properties decreased $17.8 million. The Company also experienced a $36.0 million increase in commercial loans, while loans to individuals decreased $22.0 million. As of December 31, 1999, the loan portfolio consisted of 26.7% commercial loans, 4.1% loans for construction purposes, 62.4% real estate-mortgages, and 4.1% loans to individuals compared to 28.8% commercial loans, 4.5% loans for construction purposes, 59.5% real estate-mortgages, and 7.2% loans to individuals at December 31, 1998.


Asset Quality

Non-performing assets, consisting of loans 90 days or more past due, loans not accruing interest, loans with renegotiated credit terms, and other real estate owned were .48% of total assets at both year-end 1999 and 1998. Non-accruing loans increased slightly, from $6.9 million at year-end 1998 to $7.0 million at December 31, 1999. Loans past due 90 days or more and still accruing were $686,000 at year-end 1999 compared to $170,000 at year-end 1998. The amount of other real estate owned decreased during 1999 to $237,000 from $392,000 at December 31, 1998. Renegotiated loans that totaled $414,000 at December 31, 1998 were charged-off or changed to non-accruing status during 1999. At December 31, 1999, the allowance for possible loan losses totaled $13.5 million or 1.18% of gross loans compared to $12.4 million or 1.30% of gross loans at December 31, 1998.


Sources of Funds

The Company considers core deposits, which include transaction accounts, savings accounts, and consumer time deposits less than $100,000 as its most stable sources of funding. These core deposits are supplemented by time deposits from governmental entities, time deposits greater than $100,000, brokered time deposits and securities sold under agreements to repurchase. Other short-term borrowings, long-term borrowings and stockholders' equity provide the remainder of the Company's funding sources.

Total deposits were essentially unchanged at $1.36 billion at December 31, 1999 and 1998. Total deposits at year-end 1999 included approximately $30.8 million in brokered deposits that partially offset the $85.1 million reduction in deposits due to the branch sales. The Company did not have any brokered deposits at December 31, 1998. A modest shift from non-interest bearing to interest bearing during 1999 resulted in non-interest bearing deposits being 12.8% of total deposits at year-end 1999 compared to 14.6% of total deposits at year-end 1998.

Total short-term borrowings, including repurchase agreements, were $30.5 million at December 31, 1999 compared to $11.9 million at December 31, 1998. The increase at year-end 1999 was primarily the result of a $17.0 million short term advance from the Federal Home Loan Bank. Long-term borrowings, consisting solely of advances from the Federal Home Loan Bank, were $65.0 million at December 31, 1999 and $70 million at December 31, 1998.

Liquidity

Grand Premier defines liquidity as having funds available to meet cash flow requirements. Effective management of balance sheet liquidity is necessary to fund growth in earning assets, to pay liabilities, to satisfy depositors' withdrawal requirements and to accommodate changes in balance sheet mix. The Company has three major sources for generating cash other than through operations: 1) primary and secondary market deposits, 2) securities available for sale, and 3) federal funds lines of credit from unaffiliated banks. Liquid assets are compared to the potential needs for funds on an ongoing basis to determine if the Company has sufficient coverage for future liquidity needs. Management aims for a primary liquidity position that provides for a minimum 100% coverage and total liquidity that provides for a minimum 150% coverage relative to the anticipated likelihood of potential events taking place. At year-end 1999, the Company's primary liquidity position substantially exceeded this minimum and total liquidity provided approximately 132% coverage.


Stockholders' Equity

Stockholders' equity increased $4.6 million during 1999, to $188.0 million at year end. Net income of $20.0 million less common and preferred dividends of $8.8 million increased retained earnings by $11.2 million. Accumulated other comprehensive income from unrealized gains on securities decreased $9.4 million, to an accumulated loss of $2.5 million, net of tax, at year-end 1999. The remaining net change in stockholders' equity was the result of stock options exercised and a slight increase in treasury stock held in a Rabbi trust under the Company's benefit plans.

The Federal Reserve Board currently specifies three capital measurements under their risk-based capital guidelines: 1) "tier 1 capital" (i.e., stockholders' equity less goodwill to risk-adjusted assets), 2) "total risk-based capital" (i.e., tier 1 capital plus the lesser of 1.25% of risk-adjusted assets or the allowance for possible loan losses), and 3) "tier 1 leverage ratio" (i.e., stockholders' equity less goodwill to total assets less goodwill). Bank holding companies are required to maintain minimum risk-based capital ratios of 4% for "tier 1 capital", 8% for "total risk-based capital", and a "tier 1 leverage ratio" of 4% or greater. At December 31, 1999, Grand Premier's "tier 1 capital" ratio was 12.95%, well above the regulatory minimum. The Company's "total risk-based capital" and "tier 1 leverage" ratios were 13.94% and 11.12% respectively, also considerably greater than required. The Company's banking subsidiary met the definition of "well capitalized" under the FDIC's risk related premium system at December 31, 1999.


CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting change in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The initial effective date of SFAS 133 was amended, and is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.


YEAR 2000

The year 2000 ("Y2K") issue was the result of computer programs using two digits rather than four to define the applicable year. The Company's Y2K testing and contingency planning efforts were completed in the fourth quarter of 1999. As a result of these efforts, the Company experienced no significant Y2K related problems and is not aware of any significant Y2K issues sustained by borrowers or its significant vendors. The Company incurred total costs of approximately $300,000 on the Y2K project that were expensed as incurred in 1999 or earlier.


SUPPLEMENTARY FINANCIAL INFORMATION

     Submitted herewith is the following supplementary financial information of the registrant for each of the last three years (unless otherwise stated):

     Distribution of Assets, Liabilities and Stockholders' Equity;
       Interest Rates and Interest Differential;
     Changes in Interest Margin for each of the last two years;
     Investment Portfolio;
     Maturities of Investments, December 31, 1999;
     Loan Portfolio for each of the last five years;
     Loan Maturities and Sensitivity to Changes in Interest Rates,
       December 31, 1999;
     Risk Elements in the Loan Portfolio for the last five years;
     Summary of Loan Loss Experience for the last five years;
     Allocation of the Allowance for Loan Losses for the last five years; Deposits;
     Time Certificates and other Time Deposits of $100,000 or more as of
       December 31, 1999;
     Return on Equity and Assets;
     Short Term Borrowings.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differentials

The following table presents the average balances of major categories of interest earning assets and interest bearing liabilities, the interest earned or paid on such categories, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities during each of the reported periods, (dollars in thousands).


Year Ended December 31,                           1999                           1998                            1997

                                                           Average                         Average                         Average
                                         Average            Yield/      Average             Yield/       Average            Yield/
Assets                                   Balance  Interest    Rate       Balance  Interest    Rate       Balance  Interest    Rate
Interest earning assets
  Interest bearing deposits
      in other banks                  $    1,376  $     61   4.43%   $    1,624  $     99   6.10%    $    2,608  $     52   1.99%
  Investment securities <F1>
    Taxable                              268,718    15,683   5.84       316,211    18,469   5.84        339,176    21,873   6.45
    Tax exempt <F2>                      152,831    13,397   8.77       143,332    13,002   9.07        132,549    12,164   9.18
  Federal funds sold and securities
    purchased under agreements
    to resell                             34,806     1,869   5.37        46,253     2,646   5.72         12,305       733   5.96
  Loans <F2><F3>                       1,036,284    87,513   8.44       980,196    87,069   8.88      1,011,646    90,287   8.92

Total interest earning
     assets/interest income            1,494,015   118,523   7.93     1,487,616   121,285   8.15      1,498,284   125,109   8.35
Cash and due from banks                   39,002                         44,558                          53,709
Premises and equipment                    32,033                         35,004                          34,185
Other assets                              43,963                         49,795                          49,585
Securities valuation -
    available for sale <F1>                4,432                         21,196                          22,626
Allowance for loan losses                (13,124)                       (13,660)                        (10,424)

Total                                 $1,600,321                     $1,624,509                      $1,647,965

Liabilities and
  Stockholders' Equity
Interest bearing liabilities
  Demand deposits                     $  365,618    11,464   3.14    $  337,177    10,421   3.09     $  293,879     8,497   2.89
  Savings deposits                       231,880     6,319   2.73       251,855     7,493   2.98        265,268     7,895   2.98
  Other time deposits                    529,334    27,904   5.27       558,527    31,132   5.57        627,642    35,874   5.72
  Short-term borrowings                   15,527       726   4.68        18,338       909   4.96         45,447     2,404   5.29
  Long-term borrowings                    69,849     4,331   6.20        70,000     4,340   6.20         39,534     2,496   6.31
Total interest bearing liabilities/
    interest expense                   1,212,208    50,744   4.19     1,235,897    54,295   4.39      1,271,770    57,166   4.49
Noninterest bearing deposits             175,739                        182,206                         187,019
Other liabilities                         23,222                         26,539                          20,125
Stockholders' equity                     189,152                        179,867                         169,051

Total                                 $1,600,321                     $1,624,509                      $1,647,965

Net interest income / spread                      $ 67,779   3.74%               $ 66,990   3.76%                $ 67,943   3.86%

Net yield on interest earning assets                         4.54%                          4.50%                           4.53%

<F1> Average balances and yields exclude the effects of unrealized gains or losses on available for sale securities.
<F2> Interest and yields are on a tax equivalent basis assuming a 35% federal tax rate.
<F3> Average balances include nonaccrual loans.

                   CHANGES IN INTEREST MARGIN


     The following table sets forth the registrant's dollar amount of change in interest earned on each major category of interest earning assets and the dollar amount of change in interest paid on each major category of interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (dollar figures in thousands):
                                              Increase (Decrease)
                                      1999 over 1998       1998 over 1997
                                      Rate     Volume      Rate     Volume
Changes in Interest Earned (1):
 Interest bearing deposits         $   (24)  $   (14)   $    73  $    (26)
 Taxable investment securities         (14)   (2,772)    (1,982)   (1,422)
 Tax-exempt investment
  securities (2)                      (448)      843       (141)      979
 Fed funds sold and securities
  purchased under agreements
  to resell                           (154)     (623)       (30)    1,943
 Loans (net of unearned income)(2)  (4,406)    4,850       (422)   (2,796)

     Total (2)                      (5,046)    2,284     (2,502)   (1,322)

Changes in Interest Paid (1):
 Interest bearing deposits          (2,095)   (1,264)      (262)   (2,958)
 Short-term borrowings                 (50)     (133)      (142)   (1,353)
 Long-term borrowings                    -        (9)       (46)    1,890

     Total                          (2,145)   (1,406)      (450)   (2,421)

Changes in Interest Margin (2)     $(2,901)  $ 3,690    $(2,052)  $ 1,099



(1) Changes attributable to rate/volume, i.e., changes in the interest margin which occurred because of a combination rate/volume changes, are apportioned between rate and volume in proportion to the absolute dollar amount of the change in each category.

(2) Interest is on a tax equivalent basis assuming a 35% federal tax rate.


                      INVESTMENT PORTFOLIO

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and Other Securities for each of the last three years (dollar figures in thousands):

                                        1999          1998          1997

U.S. Treasury and U.S. Agency
  Securities                         $243,593      $311,621      $248,612
Obligations of States and
  Political Subdivisions              149,970       167,402       148,742

Other Securities                       17,447        37,060        57,046

        Total                        $411,010      $516,083      $454,400

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury and other U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and Other Securities as of December 31, 1999 by remaining maturity and also sets forth the weighted average yield for each range of maturities.

                                          Obligations
                          U.S. Treasury     of States
                                    and           and              Weighted
                            U.S. Agency     Political       Other   Average
Book Value:                  Securities  Subdivisions  Securities    Yield

 One Year or Less              $ 26,979      $  5,110     $ 1,522    5.83%
 After One Year to Five Years    34,094        15,395       2,725    7.17%
 After Five Years to Ten Years   43,709        24,324       2,030    7.28%
 Over Ten Years                 138,811       105,141      11,170    7.34%

     Total                     $243,593      $149,970     $17,447    7.18%

(1)  Weighted Average Yields were calculated as follows:

 A. The weighted average yield for each category in the portfolio was calculated based upon the maturity distribution shown in the table above.
 B. The yields determined in step A were weighted in relation to the total investments in each maturity range shown in the table above.

(2) Yields on tax exempt securities are full tax equivalent yields assuming a 35% federal tax rate.

(3) Equity securities totaling $11.2 million are included in Other Securities due after ten years.

At December 31, 1999 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.


                         LOAN PORTFOLIO


     The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                       Year Ended December 31,
                             1999      1998      1997      1996      1995

Commercial, financial
 and agricultural Loans $  303,892  $275,450 $  231,707  $229,700  $229,589
Real Estate -
   Construction             77,612    43,250     50,186    42,772    45,098
   Mortgage                710,676   569,851    631,069   625,364   530,636
Loans to Individuals        46,564    68,602    115,901    68,488    71,010

     Total              $1,138,744  $957,153 $1,028,863  $966,324  $876,333


The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1999 (dollar figures in thousands).

                                              AMOUNT DUE IN


                              1 Year or Less    1-5 Years     After 5 Years

Commercial, financial and
  agricultural loans             $132,474       $153,762        $ 17,656
Real Estate - Construction         47,052         25,817           4,743

   Total                         $179,526       $179,579        $ 22,399


     As of December 31, 1999 loans totaling $143,571,000, which are due after one year have predetermined interest rates, while $58,407,000 of loans due after one year have floating interest rates.



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

     During 1997, the Company experienced rapid growth in the category of loans to individuals, primarily in the indirect segment of the portfolio. At December 31, 1997, the indirect segment of the portfolio totaled approximately $88.4 million and approximately 4% of the balance was more than 60 days past due. In December 1997, the Company made a provision for possible loan losses of approximately $6 million in response to deterioration in the indirect portfolio and discontinued this type of lending. As of December 31, 1999, the balance of the indirect portfolio has been reduced to approximately $20.6 million through normal principal repayments and a 1998 sale of loans with balances totaling approximately $8.1 million.

     The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, for each of the last five years (dollar figures in thousands):


                                        Year Ended December 31,
                             1999     1998      1997      1996      1995
Non-accrual Loans          $ 7,021  $ 6,893   $ 6,223   $ 4,718   $ 6,118
Loans past due 90 days
  or more and still
  accruing                     686       170    1,347     1,946       539
Renegotiated Loans               -       413      436       510       551

   Total                   $ 7,707   $ 7,476  $ 8,006   $ 7,174   $ 7,208


     The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1999 (dollar figures in thousands):

                                  Non-Accrual Loans    Renegotiated Loans

Balance December 31, 1999              $ 7,021               $   -

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                711                   -

Amount of interest included in
  net earnings.                            492                   -



                SUMMARY OF LOAN LOSS EXPERIENCE

     The Company and its subsidiary bank have historically evaluated the adequacy of the Allowance for Possible Loan Losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management's evaluation of the entire loan portfolio. In determining the adequacy of its Allowance for Possible Loan Losses, management considers such factors as the size, composition and quality of the loan portfolio, historical loss experience, current loan losses, current potential risks, economic conditions, and other risks inherent in the loan portfolio. In addition to provisions made within the context of these factors, the Company made an additional provision for possible loan losses of approximately $6 million in the fourth quarter of 1997 in response to deterioration identified in the indirect segment of the loan portfolio (included in the installment loans to individuals category). For additional information on the determination of provisions, see Provision for Possible Loan Losses in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31,

                                      1999    1998    1997    1996    1995

Balance at beginning of year        $12,443 $15,404 $10,116 $ 9,435 $ 9,738

Charge-offs:
  Commercial, financial and
    agricultural                     1,021    1,415   1,431   1,896   1,707
  Real estate construction               -       19      11       -       -
  Real estate mortgage               1,446      159     618      91     235
  Installment loans to individuals   4,330    9,170   3,267     778     912

                                     6,770   10,763   5,327   2,766   2,854
Recoveries:
  Commercial, financial and
    agricultural                       672      545     522     286     865
  Real estate mortgage                   -      243      36      26      28
  Installment loans to individuals   2,829    3,414     357     259     223

                                     3,501    4,202     915     572   1,116

Net charge-offs                      3,269    6,561   4,412   2,194   1,738

Operating expense provision          4,300    3,600   9,700   2,875   1,435

Balance at end of year             $13,474  $12,443 $15,404 $10,116 $ 9,435

Ratio of net charge-offs during the
  year to average loans               .32%     .67%    .44%    .24%    .21%



      Allocation of the Allowance for Loan Losses
             (dollar figures in thousands)

                                                                       Year End December 31,

                                 1999                 1998                 1997                 1996                 1995
                                     Percent              Percent              Percent              Percent              Percent
                                    of Loans             of Loans             of Loans             of Loans             of Loans
                                     in Each              in Each              in Each              in Each              in Each
                                    Category             Category             Category             Category             Category
                                    to Total             to Total             to Total             to Total             to Total
                           Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans

Commercial, financial
  and agricultural         $ 4,750     26.7%    $ 4,000     28.8%    $ 4,000     22.5%    $ 3,343     23.8%     $2,475     26.2%

Real estate-construction       974      6.8         443      4.5         454      4.9         445      4.4         445      5.1

Real estate-mortgage         6,250     62.4       5,000     59.5       5,500     61.3       5,628     64.7       5,693     60.6

Installment loans
  to individuals             1,500      4.1       3,000      7.2       5,450     11.3         700      7.1         822      8.1

                           $13,474    100.0%    $12,443    100.0%    $15,404    100.0%    $10,116    100.0%     $9,435    100.0%


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



                            DEPOSITS


     The following table sets forth the classification of average deposits for the indicated periods (dollar figures in thousands):


                                                 Year ended December 31,

                                              1999       1998       1997

Noninterest bearing demand deposits         $175,739   $182,206   $187,019
Interest bearing demand deposits             365,618    337,177    293,879
Savings deposits                             231,880    251,855    265,268
Time deposits                                529,334    558,527    627,642


     The following table sets forth the average rates paid on deposits for the indicated periods:

                                                 Year Ended December 31,

                                                 1999     1998     1997

Interest bearing demand deposits                 3.14%    3.09%    2.89%
Savings deposits                                 2.73     2.98     2.98
Time deposits                                    5.27     5.57     5.72


     The following table sets forth the remaining maturities of time deposits of $100,000 or more for the period indicated (dollar figures in thousands):

                                                        Year Ended
                                                       December 31,
                                                           1999

Three months or less                                    $ 62,348
Over three months to six months                           59,189
Over six months to twelve months                          61,254
Over twelve months                                        21,583

Total                                                   $204,374


                  RETURN ON EQUITY AND ASSETS

     The following table presents certain ratios relating to the
Registrant's equity and assets:
                                             Year Ended December 31,
                                            1999      1998      1997

Return on average assets                    1.25%     1.69%     1.03%
Return on average equity                   10.58     15.23     10.04
Dividend payout ratio                      41.38     27.66     40.74
Average total shareholders' equity
  to average total assets                  11.82     11.07     10.26


                     SHORT TERM BORROWINGS

     The following table sets forth a summary of the registrant's short-term borrowings for each of the last three years (dollar figures in thousands):
                                               Year Ended December 31
                                              1999       1998       1997
Balance at End of Period:
  Federal funds purchased                  $ 4,500    $     -    $33,000
  Securities sold under
   repurchase agreements                     8,982     11,887     14,598
  Other short-term borrowings               17,000          -          -
      Total                                $30,482    $11,887    $47,598

Weighted Average Interest
  Rate at the end of period:
  Federal funds purchased                     4.75%         -%      7.10%
  Securities sold under
   repurchase agreements                      4.81       4.26       4.42
 Other short-term borrowings                  6.02          -          -

Highest amount outstanding
  at any month-end:
  Federal funds purchased                  $18,000    $32,000    $45,200
  Securities sold under
   repurchase agreements                    15,083     17,629     20,859
  Other short-term borrowings               17,000          -     40,000

Average outstanding during
  the year:
  Federal funds purchased                  $ 1,158    $ 4,819   $ 15,004
  Securities sold under
   repurchase agreements                     6,659     13,519     16,197
  Other short-term borrowings                1,444          -     14,247

Weighted average interest
  rate during the year:
  Federal funds purchased                     5.50%      5.89%      5.66%
  Securities sold under
   repurchase agreements                      4.44       4.63       4.55
  Other short-term borrowings                 6.02          -       5.67




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

     ALCO uses three different measurement methods to analyze and quantify the effect of hypothetical changes in interest rates on net interest income. The methods are static gap analysis, income simulation and market value sensitivity. In gap analysis, the carrying amounts of rate-sensitive assets and liabilities are grouped by expected maturity dates. The results are summed to show a cumulative interest sensitivity "gap" between assets and liabilities. Income simulation attempts to project net interest income over the following twelve month period under various hypothetical interest rate scenarios. Under income simulation, maturing and repricing assets and liabilities are replaced at the new rates in effect at that time. Market value sensitivity analysis measures the hypothetical effects of possible changes in market prices of rate-sensitive assets and liabilities under different interest rate scenarios. The following tables of financial instruments represents the Company's static gap positions based on estimated maturities of interest sensitive assets and liabilities, as of December 31, 1999 and 1998 (dollars in thousands):

                                             December 31, 1999
                                          Expected Maturity Date
                                                                                                   Fair
                          2000       2001       2002      2003      2004   Thereafter   Total      Value

Assets:

 Debt Securities <F1>:
  Fixed Rate          $  69,934  $  53,333  $  21,210  $ 14,851  $ 20,643   $235,207  $415,178   $411,010
    Average rate          5.78%      6.26%      6.39%     6.47%     6.31%      6.04%     6.07%

 Loans:
  Fixed Rate          $ 176,409  $ 136,094  $ 125,856  $109,981  $114,648   $ 61,451  $724,439   $718,865
    Average rate          8.42%      8.51%      8.41%     8.03%     7.86%      8.23%     8.27%

  Variable Rate       $ 190,539  $  51,388  $  33,439  $ 18,369  $  4,609   $114,280  $412,624   $412,560
    Average rate          8.47%      8.46%      8.44%     8.34%     7.98%      8.25%     8.40%

 Interest bearing
   deposits:          $   1,619                                                       $  1,619   $  1,619
    Average Rate          4.78%                                                          4.78%

 Securities purchased
   under agreements
   to resell and
   federal funds sold $   2,061                                                       $  2,061   $  2,061
    Average Rate          6.01%                                                          6.01%


Total interest
sensitive assets      $ 440,562  $ 240,815  $ 180,505  $143,201  $139,900   $410,938

Liabilities:

 Savings:
  Fixed Rate          $  86,889  $  89,208  $  89,208  $ 53,512  $ 53,512   $ 71,360  $443,691   $443,691
    Average rate          3.03%      2.41%      2.41%     2.41%     2.41%      2.41%     2.53%

  Variable Rate       $  55,981  $   6,482  $  21,481  $ 21,481  $ 12,894   $ 30,068  $148,387   $148,387
    Average rate          5.49%      5.53%      5.46%     5.46%     5.46%      5.46%     5.48%

 Time Deposits:
  Fixed Rate          $ 464,276  $  78,299  $  20,072  $  9,472  $  8,349   $ 10,632  $591,100   $591,100
    Average rate          5.44%      5.51%      5.60%     5.61%     5.70%      6.93%     5.49%

 Short-Term Borrowings:
  Fixed Rate          $  30,482                                                       $ 30,482   $ 30,476
    Average rate          5.48%                                                          5.48%

 Long-Term Borrowings:
  Fixed Rate          $   5,000  $  20,000  $  40,000                                 $ 65,000   $ 64,581
    Average rate          6.54%      6.37%      5.97%                                    6.14%

Total interest
sensitive liabilities $ 642,628  $ 193,989  $ 170,761  $ 84,465  $ 74,757   $112,060

Asset (liability) gap $(202,066) $  46,826  $   9,744  $ 58,736  $ 65,143   $298,878

Cumulative asset
 (liability) gap      $(202,066) $(155,240) $(145,496) $(86,760) $(21,617)  $277,261

<F1> Rates are not on a taxable equivalent basis.

                                             December 31, 1998
                                          Expected Maturity Date
                                                                                                Fair
                          1999      2000      2001      2002      2003  Thereafter   Total      Value
Assets:

 Debt Securities <F1>:
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

<F1> Rates are not on a taxable equivalent basis.

     Assets maturing within one year by decreased approximately $239.3 million in 1999 when compared to 1998. The decrease is primarily attributable to decreases in short-term debt securities and federal funds sold used to fund the sale of four branch offices in the first quarter of 1999, and to fund loan growth. Fixed rate debt securities maturing beyond 5 years also increased by $81.3 million during 1999.

     Fixed rate debt securities include collateralized mortgage obligations ("CMO's"). CMO's were approximately $161.9 million and $159.6 million as of December 31, 1999 and 1998, respectively. Principal cash flows for CMO's are spread over their projected amortization periods under the interest rate environment in effect at the time the gap analysis is performed. The timing of principal payments on CMO's, however, can be subject to substantial volatility under different interest rate environments due to prepayment options on the underlying mortgage loans and their effect on the general structure of the CMO. Generally, the CMO's held by the Company are shorter-maturity bonds structured to provide more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates.

     Principal payments on amortizing loans are based on their contractual schedules. Additional principal prepayments are estimated, generally between six and ten percent annually, for certain fixed rate loans. The vast majority of variable rate loans are tied to the U.S. prime rate and can reprice on a daily basis.

     Savings (including N.O.W., money market and regular savings) accounts have no contractual maturity. The Company considers a substantial portion of its savings accounts as a stable source of funding (i.e. "core balances"). Ninety percent of the lowest average monthly balance during the two most recent years is considered "core" for purposes of estimating maturities. In 1999, these core balances were allocated as follows: twenty-five percent within two years, twenty-five percent within three years, fifteen percent within four years, fifteen percent within 5 years, and twenty percent in more than five years.

     Changes in the maturities of fixed rate liabilities during 1999 were primarily the result of time deposit growth of approximately $46.8 million during 1999. An increase of approximately $28 million in variable rate money market accounts during 1999 was the main reason for the change in variable rate savings liabilities.

     Fair value for debt securities is based on market prices or dealer quotes for U.S. Treasury and U.S. Government Agency securities and quoted market prices, if available, for other investment securities. If a quoted market price is not available for other securities, fair value is estimated using quoted market prices for similar securities. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of savings accounts is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using rates currently offered for deposits of similar remaining maturities but not less than carrying value at the reporting date. The fair value of short-term and long-term borrowings is estimated by discounting the future cash flows using the current interest rates at which similar borrowings could be made for the same maturities.

     Income simulation, another measurement tool used by the Company, estimates net interest income over the next twelve months under different, hypothetical interest rate scenarios. As of December 31, 1999, the simulation model indicated a minimal change (less than 2.7 percent) in net interest income under the different rate scenarios when compared to the base model. For additional information on income simulation, see the discussion under the caption "Interest Rate Risk Management" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to Shareholders.

     The Company purchases off-balance sheet derivative instruments to hedge interest rate exposure. As of December 31, 1999, the Company had interest rate swap contracts with an aggregate notional value of $40 million outstanding with an aggregate market value of approximately $240 thousand. The Company does not believe that market risk associated with its off-balance sheet derivative instruments as of December 31, 1999 is material to its overall market risk position.

     All of the Company's financial instruments are held for other than trading purposes.

     As of December 31, 1999, the Company's equity portfolio totaled
$11.2 million. The portfolio consisted of 1) $10.3 million of Federal Reserve Bank ("FRB") stock and Federal Home Loan Bank ("FHLB") stock, both of which are not readily marketable and 2) unlisted equity securities. FHLB, FRB and other unlisted equity securities are deemed to have a market value equal to cost.




Item 8.  Financial Statements and Supplementary Data


Index to Financial Statements:
                                                            Page

Independent Auditors' Report                                 38

Consolidated Balance Sheets                                  39

Consolidated Statements of Earnings                          41

Consolidated Statements of Cash Flows                        42

Consolidated Statements of Changes in Stockholders' Equity   44

Notes to Consolidated Financial Statements                   45








                  Independent Auditors' Report



The Board of Directors
Grand Premier Financial, Inc:

     We have audited the accompanying consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                              /s/ KPMG LLP

Chicago, Illinois
January 24, 2000, except for Note 2,
which is as of February 22, 2000




                  Consolidated Balance Sheets

                   December 31, 1999 and 1998
        (000's omitted except share and per share data)


                            ASSETS

                                                      1999          1998

  Cash & non-interest bearing deposits          $   48,013    $   52,994
  Interest bearing deposits                          1,619         1,718
  Federal funds sold                                     -        48,000

    Cash and cash equivalents                       49,632       102,712

  Securities available for sale, at fair value     411,010       516,083
  Securities purchased under agreement to resell     2,061        10,195

  Loans                                          1,138,744       957,153
    Less: Unearned income                           (1,681)         (953)
          Allowance for possible loan losses       (13,474)      (12,443)

      Net loans                                  1,123,589       943,757

  Bank premises and equipment                       30,694        34,099
  Excess cost over fair value
    of net assets acquired                          13,694        15,281
  Accrued interest receivable                       10,443        11,573
  Other assets                                      21,516        14,541

        Total assets                            $1,662,639    $1,648,241



















See accompanying notes to consolidated financial statements.


                  Consolidated Balance Sheets
                         (continued)

                   December 31, 1999 and 1998
        (000's omitted except share and per share data)


              LIABILITIES & STOCKHOLDERS' EQUITY

                                                      1999          1998
Liabilities
  Non-interest bearing deposits                 $  173,148    $  199,084
  Interest bearing deposits                      1,183,178     1,161,936

    Total deposits                               1,356,326     1,361,020

  Short-term borrowings                             30,482        11,887
  Long-term borrowings                              65,000        70,000
  Other liabilities                                 22,827        21,945

    Total liabilities                            1,474,635     1,464,852

Stockholders' equity
  Preferred stock - $.01 par value, 2,000,000
    shares authorized:
    Series B convertible, $1,000 stated value
      8.00%, 7,250 shares authorized,
      issued and outstanding                         7,250        7,250
    Series C perpetual, $1,000 stated value,
      8.00%, 2,000 shares authorized,
      issued and outstanding                         2,000        2,000
  Common stock - $.01 par value
    No. of Shares   1999        1998
    Authorized   30,000,000  30,000,000
    Issued       22,374,824  22,047,672
    Outstanding  22,305,531  21,981,739                224          220
  Surplus                                           81,764       79,056
  Retained earnings                                 99,996       88,756
  Accumulated other comprehensive income
    (loss), net of tax                              (2,515)       6,794
  Treasury stock, at cost (69,293 shares
    at 12/31/99 and 65,933 shares at 12/31/98)        (715)        (687)

    Stockholders' equity                           188,004      183,389

       Total liabilities & stockholders' equity $1,662,639   $1,648,241






See accompanying notes to consolidated financial statements.


              Consolidated Statements of Earnings

          Years ended December 31, 1999, 1998 and 1997
             (000's omitted except per share data)

                                              1999       1998       1997
Interest income
Interest & fees on loans                  $ 87,459   $ 86,990   $ 90,192
Interest & dividends on
  investment securities:
    Taxable                                 15,683     18,469     21,873
    Exempt from federal income tax           8,708      8,451      7,771
Other interest income                        1,930      2,745        785
        Interest income                    113,780    116,655    120,621

Interest expense
Interest on deposits                        45,687     49,046     52,266
Interest on short-term borrowings              726        909      2,404
Interest on long-term borrowings             4,331      4,340      2,496
        Interest expense                    50,744     54,295     57,166

Net interest income                         63,036     62,360     63,455
Provision for possible loan losses           4,300      3,600      9,700
Net interest income after provision
 for possible loan losses                   58,736     58,760     53,755

Other income
Service charges on deposits                  4,875      5,657      5,715
Trust fees                                   3,748      3,494      3,207
Investment securities gains (losses), net     (113)    20,196      7,669
Gains on sales of branches and deposits      7,869          -          -
Other operating income                       4,452      3,700      3,875
        Other income                        20,831     33,047     20,466

Other expenses
Salaries                                    18,379     19,082     20,052
Pension, profit sharing & other
 employee benefits                           5,683      4,925      4,149
Net occupancy of bank premises               4,417      4,585      4,686
Furniture & equipment                        3,689      3,964      3,772
Data processing                              1,325      2,045      1,857
Professional services                        1,746      2,089      1,637
Amortization of excess cost over
 fair value of net assets acquired           1,587      1,604      1,604
Merger related costs                         1,214          -          -
Other                                       10,963     11,549     11,826
        Other expenses                      49,003     49,843     49,583

Earnings before income taxes                30,564     41,964     24,638
Income tax expense                          10,555     14,564      7,668
Net earnings                              $ 20,009   $ 27,400   $ 16,970

Earnings per share
  Basic                                       $.87      $1.21       $.74
  Diluted                                     $.86      $1.17       $.73

See accompanying notes to consolidated financial statements.


             Consolidated Statements of Cash Flows
          Years ended December 31, 1999, 1998 and 1997
                        (000's omitted)


                                                1999      1998      1997
Cash flows from operating activities:
Net earnings                                $ 20,009  $ 27,400  $ 16,970

Adjustments to reconcile net earnings to
 net cash from operating activities:
Amortization net, related to:
 Investment securities                          (430)      752     1,034
 Excess cost over fair value of
   net assets acquired                         1,587     1,604     1,604
 Other                                           966       366       771
Depreciation                                   3,911     4,070     3,569
Provision for possible loan losses             4,300     3,600     9,700
(Gain) Loss on sales related to:
 Branches and deposits                        (7,869)        -         -
 Investment securities                           113   (20,196)   (7,669)
 Loans sold to secondary market                 (450)     (656)     (264)
 Other real estate owned                         (51)     (164)     (142)
 Bank premises and equipment                    (276)        -         -
Loans originated for sale                    (25,251)  (74,202)  (29,567)
Loans sold to secondary market                25,701    74,858    29,567
Deferred income tax expense (benefit)          1,859     6,431    (4,425)
Change in:
 Other assets                                 (1,737)   14,495   (14,307)
 Other liabilities                             1,749    (3,975)   11,966

Net cash from operating activities            24,131    34,383    18,807

Cash flows from investing activities:
Purchase of securities available for sale   (173,317) (413,790) (116,304)
Proceeds from:
 Maturities of securities available for sale 221,056   303,840   104,225
 Sales of securities available for sale       42,221    55,048   107,833
 Sales of other real estate owned                810     2,098     1,201
 Sales of bank premises and equipment          1,373         -         -
Net (increase) decrease in loans            (185,688)   64,605   (67,055)
Purchase of bank premises & equipment         (1,618)   (3,051)   (5,656)
Net (increase) decrease in securities
 purchased under resale agreements             8,134     9,727   (15,517)

Net cash from investing activities          $(87,029) $ 18,477  $  8,727






See accompanying notes to consolidated financial statements.


             Consolidated Statements of Cash Flows
          Years ended December 31, 1999, 1998 and 1997
                          (continued)
                        (000's omitted)


                                                1999      1998      1997

Cash flows from financing activities:
Net increase (decrease) in:
 Deposits                                   $ 80,429  $ 30,489  $(86,863)
 Short-term borrowings                        18,595   (35,711)   24,112
Proceeds from long-term borrowings                 -         -    40,000
Repayment of long-term borrowings             (5,000)        -         -
Payments for deposits included
 in branch sales                             (77,254)        -         -
Cash dividends paid                           (8,738)   (7,947)   (7,142)
All other financing activities                 1,786      (640)       65

Net cash from financing activities             9,818   (13,809)  (29,828)

Increase (decrease) in cash and
 cash equivalents                            (53,080)   39,051    (2,294)
Cash and cash equivalents, beginning of year 102,712    63,661    65,955

Cash and cash equivalents, end of year      $ 49,632  $102,712  $ 63,661



Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                  $ 50,104  $ 55,065  $ 57,367
  Income taxes                                 6,950     4,475    11,911

Non-cash activities:
  Loans transferred to other real
   estate owned                                  604       176       986













See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1999, 1998 and 1997
(000's omitted except per share data)

                                                                              Accumulated
                                                                                    Other
                                                                            Comprehensive
                                 Preferred   Common              Retained  Income (Loss),   Treasury
                                     Stock    Stock    Surplus   Earnings      Net of Tax      Stock      Total

 Balance January 1, 1997           $ 9,250     $220    $78,938    $59,860         $ 9,815       $  0   $158,083

 Net earnings                                                      16,970                                16,970
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities,
     net of reclassification
     adjustment                                                                     4,734                 4,734
 Comprehensive income                                                                                    21,704
 Cash dividends on
   common stock ($.30 per share)                                   (6,603)                               (6,603)
 Cash dividends on
   preferred stock                                                   (740)                                 (740)
 Exercised stock options                                    65                                               65

 Balance December 31, 1997         $ 9,250     $220    $79,003    $69,487         $14,549       $  0   $172,509

 Net earnings                                                      27,400                                27,400
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities,
     net of reclassification
     adjustment                                                                    (7,755)               (7,755)
 Comprehensive income                                                                                    19,645
 Cash dividends on
   common stock ($.34 per share)                                   (7,391)                               (7,391)
 Cash dividends on
   preferred stock                                                   (740)                                 (740)
 Purchase of treasury stock                                                                     (687)      (687)
 Exercised stock options                                    53                                               53

 Balance December 31, 1998         $ 9,250     $220    $79,056    $88,756         $ 6,794      $(687)  $183,389

Net earnings                                                       20,009                                20,009
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities,
     net of reclassification
     adjustment                                                                    (9,309)               (9,309)
 Comprehensive income                                                                                    10,700
 Cash dividends on
   common stock ($.36 per share)                                   (8,029)                               (8,029)
 Cash dividends on
   preferred stock                                                   (740)                                 (740)
 Purchase of treasury stock                                                                      (28)       (28)
 Exercised stock options                          4      2,708                                            2,712

 Balance December 31, 1999         $ 9,250     $224    $81,764    $99,996         $(2,515)     $(715)  $188,004









See accompanying notes to consolidated financial statements.


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

Securities available for sale
Securities classified as securities available for sale are carried at fair value. Unrealized gains and losses, net of income taxes, are excluded from earnings but are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains or losses on sale of securities are determined on the basis of specific identification.

Investments held-to-maturity
Investments held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts using the level yield method over the life of the security. Management has the positive intent and ability to hold these investment securities to maturity. The Company has no investments designated as held-to-maturity at December 31, 1999 and 1998.

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

Allowance for possible loan losses
The allowance for possible loan losses is increased by provisions charged to expense and recoveries on loans previously charged off, and reduced by loans charged off in the period. The allowance is based on past loan loss experience, management's evaluation of the loan portfolio considering current economic conditions and such other factors, which in management's best judgement, deserve current recognition in estimating loan losses. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

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

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries will file a consolidated federal income tax return for 1999, with the exception of GNB Realty, LLC which will file a separate return as a Real Estate Investment Trust. The Company and its subsidiaries, excluding GNB Management, LLC which will file separately, will file a consolidated state income tax return for 1999.

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

Earnings per share
Basic earnings per share is computed by dividing net income less preferred stock dividends by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less preferred stock dividends excluding dividends on convertible preferred stock by the average number of common shares outstanding during the period plus the average number of shares that would be issued upon exercise of dilutive stock options using the treasury method plus the average number of shares that would be issued upon conversion of dilutive convertible preferred stock.

All share and per share amounts have been restated for a 10% stock dividend distributed December 1, 1998 to shareholders of record on November 15, 1998.

Cash and non-interest bearing deposits
Cash and non-interest bearing deposits include reserve balances that the Company's subsidiary bank may be required to maintain with the Federal Reserve Bank of Chicago. These required reserves vary and are based principally on deposits outstanding and the amount of vault cash on hand. The bank did not have reserve balance requirements as of December 31, 1999 and 1998.

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

Financial reporting of segments
Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

Basis of presentation
Certain amounts for 1997 and 1998 have been reclassified to conform to the 1999 presentation.


2.  Merger

The Company signed a definitive agreement on September 9, 1999 for the merger of Grand Premier Financial Inc., into a wholly owned subsidiary of Old Kent Financial Corporation. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax free exchange of shares. Under the terms of the merger agreement, each share of Grand Premier Financial, Inc. common stock will be converted into 0.4231 shares of Old Kent Financial Corporation common stock and each share of Grand Premier Financial, Inc. preferred stock will be converted into one share of Old Kent Financial Corporation preferred stock with substantially identical terms. The stockholders of Grand Premier Financial, Inc. approved the merger at a special meeting of stockholders on February 22, 2000. The merger, which is subject regulatory approval, is expected to be consummated early in the second quarter of 2000.


3.  Securities Available for Sale

The amortized cost and approximate fair value of securities available for sale at December 31, 1999 are as follows (in thousands):

                                             Gross      Gross Approximate
                              Amortized Unrealized Unrealized        Fair
                                   Cost      Gains     Losses       Value

U.S. Treasury obligations     $ 33,327     $    82     $ (149)   $ 33,260
U.S. Government agencies        30,011           -       (377)     29,634
Obligations of state &
  political subdivisions       151,639       1,701     (3,370)    149,970
Corporate debt securities        6,557           7       (286)      6,278
Mortgage-backed securities     182,475         263     (2,039)    180,699
Equity securities               11,169           -          -      11,169
                              $415,178     $ 2,053    $(6,221)   $411,010


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



The amortized cost and fair value of securities available for sale as of December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)                                      Approximate
                                        Amortized          Fair
                                             Cost         Value

Due in one year or less                  $ 33,534      $ 33,360
Due after one year through five years      51,933        52,059
Due after five years through ten years     28,400        28,582
Due after ten years                       107,667       105,141
Mortgage-backed and equity securities     193,644       191,868
                                         $415,178      $411,010



Proceeds from sales of securities available for sale during 1999 were $42,221,000. Gross gains of $526,000 and gross losses of $639,000 were realized on those sales. During 1998, proceeds from sales of securities available for sale were $55,048,000. Gross gains of $20,224,000 and gross losses of $28,000 were realized on those sales. During 1997, proceeds from sales of securities available for sale were $107,833,000. Gross gains of $8,835,000 and gross losses of $1,166,000 were realized on those sales.

On December 31, 1999, securities with a carrying value of approximately $290,517,000 were pledged to secure funds and trust deposits, FHLB advances, and for other purposes as required or permitted by law.


4.  Loans

The following is a summary of loans by major classification as of December 31, 1999 and 1998 (in thousands):

                                            1999          1998
Commercial, financial and
  agricultural loans                    $303,892      $275,450
Real estate-construction loans            77,612        43,250
Real estate-mortgage loans               710,676       569,851
Loans to individuals                      46,564        68,602
                                      $1,138,744      $957,153

The Company services loans for others. The total principal balance outstanding on serviced loans was $144,148,000 and $139,315,000 as of December 31, 1999 and 1998, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were approximately $575,000 and $502,000 at December 31, 1999 and 1998, respectively.

A summary of changes in the allowance for possible loan losses for the three years ended December 31 is as follows (in thousands):

                                       1999       1998       1997

Balance beginning of year           $12,443    $15,404    $10,116
Provision for possible loan losses    4,300      3,600      9,700
Less: loans charged off              (6,770)   (10,763)    (5,327)
Recoveries                            3,501      4,202        915
Balance end of year                 $13,474    $12,443    $15,404


The recorded investment in impaired loans at December 31, 1999 and 1998 was $7,021,000 and $6,893,000, respectively. The recorded investment in loans for which an impairment has been recognized was $637,000 and $1,134,000 and the related allowance for possible loan losses was $120,000 and $533,000 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $5,078,000, $7,394,000 and
$4,085,000, respectively. Interest income recognized on impaired loans during 1999, 1998 and 1997 was approximately $492,000, $481,000 and $355,000, respectively. Had interest on such loans been accrued, interest and fees on loans in the accompanying consolidated statements of earnings would have been greater by approximately $219,000, $294,000 and $240,000 in 1999, 1998 and 1997,
respectively.

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

    Balance, January 1, 1999     $ 9,790
    New loans                      5,622
    Less repayments               (2,563)
    Balance, December 31, 1999   $12,849

5.  Bank premises and equipment

Bank premises and equipment are recorded at cost less accumulated depreciation as follows at December 31, 1999 and 1998 (in thousands):

                                                     1999         1998

    Land                                          $ 7,140      $ 6,621
    Buildings and improvements                     35,034       37,299
    Furniture, fixtures and equipment              15,834       17,750
                                                   58,008       61,670
    Less accumulated depreciation                  27,314       27,571
                                                  $30,694      $34,099

6.  Short-term borrowings

The following is a summary of short-term borrowings and securities sold under agreements to repurchase at December 31, 1999 and 1998 (in thousands):

                                                     1999         1998

 Federal funds purchased, 4.75%                   $ 4,500      $     -
 FHLB advance, 6.02%, due February 1, 2000         17,000            -
 Securities sold under agreements to repurchase     8,982       11,887
                                                  $30,482      $11,887

At December 31, 1999 and 1998, there were no material amounts of assets at risk with any one customer under agreements to repurchase securities sold. At December 31, 1999 and 1998 securities sold under agreements to repurchase are summarized as follows (in thousands):
                                       Weighted
                                        Average    Collateral  Collateral
                         Repurchase    Interest          Book      Market
                          Liability        Rate         Value       Value
1999
Demand                      $ 3,689       4.13%       $ 9,244     $ 9,318
Term                          5,293       5.29          5,429       5,441
                            $ 8,982       4.81%       $14,673     $14,759

1998
Demand                      $ 8,091       3.54%       $12,341     $12,417
Term                          3,796       5.81          4,989       4,950
                            $11,887       4.26%       $17,330     $17,367

7.  Long-term borrowings

At December 31, 1999 and 1998, long-term borrowings consisted of the following (in thousands):

                                                   1999              1998

FHLB advances, 5.85%, interest payable
 monthly, matured December 20, 1999             $     -           $ 5,000
FHLB advances, 6.54%, interest payable
 monthly, due August 23, 2000                     5,000             5,000
FHLB advances, 6.75%, interest payable
 monthly, due July 2, 2001                        5,000             5,000
FHLB advances, 6.24%, interest payable
 monthly, due November 6, 2001                   15,000            15,000
FHLB advances, 5.97%, interest payable
 monthly, due October 7, 2002                    40,000            40,000

                                                $65,000           $70,000

Advances from the Federal Home Loan Bank (FHLB) are collateralized by a blanket lien on the Company's loans secured by first liens on 1-4 family residential properties. At December 31, 1999, debt securities with an approximate carrying value of $48,323,000 and the Company's FHLB stock with an approximate carrying value of $7,924,000 are also pledged against advances from the Federal Home Loan Bank.


8.  Employee Benefit Plans

The Company has a savings and stock plan for officers and employees. Company contributions to the plan are discretionary. The plan includes provisions for employee contributions which are considered tax-deferred under Section 401(k) of the Internal Revenue Code. Total expense was $1,432,000 for 1999, $761,000 for 1998 and $697,000 for 1997.

The Company has stock option plans for key employees and non-employee Directors. Options are granted at the fair market value of the stock at the grant date. Options vest at the rate of 20% of granted shares at the end of each year in the succeeding five year period after the grant date, with the exception of 120,000 options granted in 1996 which vested ratably over a three year period beginning September 23, 1997. The plan for key employees provides for adjusting the total number of shares of common stock that may be available for options under the Plan on January 1, of each calendar year, so that the total number of shares of common stock that may be issued and sold under the Plan as of January 1 of each calendar year to be equal to four percent (4%) of the outstanding shares of common stock of the Company on such date; provided, however, that no such adjustment will reduce the total number of shares of common stock that may be issued and sold under the plan below 400,000. A total of 200,000 shares of common stock were authorized for issuance under the non-employee director stock option plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        1999        1998        1997

Net Income             As reported    $20,009     $27,400     $16,970
                       Pro forma      $19,864     $27,258     $16,782

Earnings per share
          Basic        As reported      $ .87       $1.21       $ .74
                       Pro forma        $ .86       $1.21       $ .73

          Diluted      As reported      $ .86       $1.17       $ .73
                       Pro forma        $ .85       $1.17       $ .72



The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively; risk-free interest rates of 5.7%, 4.8% and 5.7%; expected dividend yield of 3.0% and expected life of 10 years; and expected volatility of 35%, 35% and 28%. The weighted fair value of each of the options granted in 1999, 1998 and 1997 was $5.18, $4.40 and $4.19, respectively.

A summary of the status of the Company's stock option plans as of and for each of the years in the three year period ended December 31, 1999 is presented below.

                                           Number
                                        of options        Exercise price

Outstanding at January 1, 1997            595,322          2.03 to   9.77
Granted                                    95,150                   13.07
Exercised                                 (20,772)         2.57 to   5.84
Forfeited                                 (18,685)         5.60 to   9.77

Outstanding at December 31, 1997          651,015          2.03 to  13.07
Granted                                   112,200         12.13 to  14.66
Exercised                                 (49,824)         2.03 to   5.84
Forfeited                                 (26,721)         9.77 to  13.07

Outstanding at December 31, 1998          686,670        $ 2.23 to $14.66
Granted                                    95,000         14.06
Exercised                                (338,169)         2.23 to  14.66
Forfeited                                  (6,550)        12.13 to  13.07

Outstanding at December 31, 1999          436,951        $ 2.23 to $14.66




The following table summarizes information about stock options outstanding at December 31, 1999.
                       Number              Remaining             Number
 Exercise Price     of Shares       Contractual Life        Exercisable

       2.23            7,825              1 year                7,825
       3.70            5,159              2 years               5,159
       5.84            6,194              4 years               6,194
       5.60           23,547              5 years              10,925
       9.77          119,546              7 years              84,345
      13.07           74,580              8 years              25,080
      14.66           20,900              8 years               3,300
      12.13           84,200              9 years              15,080
      14.06           95,000             10 years                   -

                     436,951                                  157,908

The Company has a Deferred Compensation Plan for Directors and certain officers designated by the Board of Directors. Participants may elect to defer up to 50% of salary, 100% of any bonus or 100% of director fees under the Plan. The Company makes a 25% matching contribution. Seventy-five thousand shares are registered for purchase by the Plan (not including shares registered in connection with and held by a predecessor plan). Company contributions are 100% vested on the earlier of 1) the end of the sixth full year of employment with the Company, 2) normal retirement, 3) employment termination due to death or disability, or 4) a change of control of the Company. Total expense was approximately $158,000 in 1999, $157,000 in 1998, and $135,000 in 1997.

9.  Stockholders' equity

On September 28, 1998, the Company declared a 10% stock dividend to be distributed on December 1, 1998 to shareholders of record on November 15, 1998. All share information has been restated to reflect the stock dividend.

The Company's Series B Preferred Stock is convertible into 936,852 shares of common stock at the option of the holder.

Under the Company's shareholder rights plan, each share of common stock entitles its holder to one right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of Junior Preferred Stock at a price of $24.7727 per share, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire 15% or more of the outstanding shares of Company common stock or any person or group would be the beneficial owner of 30% or more of the voting power of the Company. Under certain circumstances, including the existence of a 15% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Company common stock having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 15% acquiring party. On September 9, 1999, the Company and Grand Premier Trust and Investment, Inc., N.A., as rights agent, amended the shareholder rights plan to make the plan inapplicable to the transactions contemplated by the merger with Old Kent Financial Corporation (see
Note 2 to the consolidated financial statements). The rights will expire on June 30, 2006. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999 the Company and its banking subsidiary met all regulatory capital adequacy requirements. As of December 31, 1999 and 1998, the Company and its banking subsidiary were categorized as well capitalized under the regulatory framework. There are no conditions or events since year end that management believes have changed that categorization.

                                                                                 To Be Well
                                                                                 Capitalized Under
                                                                 For Capital     Prompt Corrective
                                                 Actual       Adequacy Purposes  Action Provisions
($ Amounts in thousands)                     Amount   Ratio     Amount  Ratio     Amount   Ratio

As of December 31, 1999:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.            $189,746   13.94%  $108,902   8.00%  $136,128   10.00%
  Grand National Bank                       179,613   13.34    107,681   8.00    134,602   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.             176,272   12.95     54,451   4.00     81,677    6.00
  Grand National Bank                       166,138   12.34     53,841   4.00     80,761    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.             176,272   11.12     63,410   4.00     79,262    5.00
  Grand National Bank                       166,138   10.58     62,788   4.00     78,484    5.00


As of December 31, 1998:
Total Capital (to risk weighted assets):
  Grand Premier Financial, Inc.            $173,092   14.82%   $93,425   8.00%  $116,781   10.00%
  Grand National Bank                       163,040   14.13     92,295   8.00    115,369   10.00

Tier 1 Capital (to risk weighted assets):
  Grand Premier Financial, Inc.             160,649   13.76     46,713   4.00     70,069    6.00
  Grand National Bank                       150,597   13.05     46,148   4.00     69,221    6.00

Tier 1 Capital (to average assets):
  Grand Premier Financial, Inc.             160,649    9.99     64,309   4.00     80,387    5.00
  Grand National Bank                       150,597    9.48     63,565   4.00     79,456    5.00


Certain legal and regulatory restrictions exist regarding the payment of cash dividends from the banking subsidiary to the Company. Although the Company is not subject to these restrictions, future Company cash dividends may depend upon dividends from the banking subsidiary.

11.  Income taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):
                                            1999       1998       1997

 Current                                 $ 8,696    $ 8,133    $12,093
 Deferred                                  1,859      6,431     (4,425)
   Total income tax expense              $10,555    $14,564    $ 7,668

The actual tax expense differs from the expected tax expense computed by applying the Federal Corporate tax rate of 35% to earnings before income taxes as follows (in thousands):

                                            1999       1998       1997
Federal income tax expense
  at statutory rate                      $10,697    $14,688     $8,623
Tax-exempt income, net of disallowed
  interest deduction                      (2,698)    (2,639)    (2,503)
State income tax expense, net of
  federal income tax benefit                 400      1,772        931
Change in valuation allowance              1,108          -          -
Goodwill amortization                        555        561        561
Nondeductible merger related costs           425          -          -
Other, net                                    68        182         56
   Total income tax expense              $10,555    $14,564     $7,668

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                     1999       1998
Deferred tax assets
  Securities - section 475 adjustments            $   138    $ 1,509
  Loans, principally due to allowance for losses    5,345      4,936
  Deferred compensation                             2,255      2,201
  Book depreciation in excess of tax depreciation     193        167
  Other                                               545        511
    Total gross deferred tax assets                 8,476      9,324
    Less: Valuation allowance                        (913)         -
    Net deferred tax assets                         7,563      9,324

Deferred tax liabilities:
  Security accretion                                  112         90
  Difference between tax and book basis of
    assets acquired                                   221        280
  Deferred loan fees                                  180        240
  Other                                               201          6
    Total gross deferred tax liabilities              714        616
    Net deferred tax asset before unrealized
      gain on securities available for sale         6,849      8,708
  Unrealized (gains) losses on securities
    available for sale                              1,654     (4,468)
  Less: Valuation allowance                          (195)         -
  Net deferred tax asset                          $ 8,308    $ 4,240


The Company recorded a valuation allowance as of December 31, 1999 of $913,000 related to the gross deferred tax asset of $8,476,000 and a valuation allowance of $195,000 related to the deferred tax asset from unrealized losses on securities available for sale of $1,654,000. Management believes future state taxable income is not reasonably assured, accordingly, a valuation allowance has been established on deferred state tax assets.


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

Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. Interest rate risk is the possibility that future changes in market interest rates will cause a financial instrument to be less valuable or more onerous. The Company controls the credit risk arising from these instruments through its credit approval process and through the use of risk control limits and monitoring procedures. The Company uses the same credit policies when entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. At December
31, 1999 and 1998, such commitments and off-balance sheet financial instruments are as follows (in thousands).

                                                    1999         1998

  Letters of credit                             $ 15,288     $ 18,088
  Lines of credit and other loan commitments     392,359      333,906
                                                $407,647     $351,994

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

The Company entered into two interest rate swap agreements in 1998 and 1999 as a means of hedging interest rate exposure on fixed rate loans and certain fixed rate brokered time deposits. Interest rate swaps involve the exchange of interest rate payments based on differentials between specified financial indices as applied to a notional principal amount. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income in the periods in which they accrue. Any gain or loss on the early termination of the agreement would be deferred and amortized as an adjustment to interest income over the remaining term of the original agreement.

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

A summary of off-balance sheet interest rate derivatives outstanding at December 31, 1999 and 1998 is as follows (dollars in thousands):

          Notional                   Credit
  Type     Amount    Maturity       Exposure   Terms

December 31, 1999:
  Swap    $10,000    April  9, 2001   $ 83     Company pays 5.85% and receives 3 Month LIBOR
  Swap     10,000    July  29, 2009    133     Company pays 3 Month LIBOR less .125% and receives 7.0%
  Cap      20,000    August 5, 2000     24     Company receives 5 Year CMT less 6.5%

December 31, 1998:
  Swap    $10,000    April  9, 2001      -     Company pays 5.85% and receives 3 Month LIBOR
  Cap      20,000    August 5, 2000      6     Company receives 5 Year CMT less 6.5%


There are various claims pending against the Company and its subsidiaries arising in the normal course of business. Management believes, based upon the opinion of counsel, that liabilities arising from these proceedings, if any, will not be material to the Company's financial position or liquidity.
13.  Disclosures About Fair Value of Financial Instruments

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

Deposits
The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, but not less than carrying value at the reporting date.

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

Off-Balance Sheet Derivative Instruments
The fair value of off-balance sheet interest rate contracts is based on dealer quotes and represents the estimated amount the Company would receive or pay to terminate the contracts.
The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                        1999                    1998
                              Carrying       Fair     Carrying      Fair
                                Amount      Value       Amount     Value
Financial Assets:
  Cash                      $   48,013 $   48,013  $   52,994 $   52,994
  Interest bearing deposits      1,619      1,619       1,718      1,718
  Securities available
    for sale                   411,010    411,010     516,083    516,083
  Federal funds sold and
    securities purchased
    under agreements to
    resell                       2,061      2,061      58,195     58,195
  Loans, gross               1,137,063  1,131,425     956,200    966,558


Financial Liabilities:
  Deposits                   1,356,326  1,356,326   1,361,020  1,365,679
  Short-term borrowings         30,482     30,476      11,887     11,834
  Long-term borrowings          65,000     64,581      70,000     72,498

Off-Balance Sheet Items:
  Interest rate contracts            -        240          -        (179)



14.  Condensed financial information (Parent Company only)

The following is a summary of condensed financial information for the Parent Company only (in thousands):



Condensed balance sheets - December 31,              1999         1998

Assets
  Investment in subsidiaries                     $182,965     $179,815
  Cash & interest bearing deposits                  4,343        5,370
  Securities available for sale                       912          912
  Premises and equipment                              286          659
  Other assets                                     10,867        7,022
     Total assets                                $199,373     $193,778

Liabilities and stockholders' equity
  Dividend payable                               $  2,014     $  1,984
  Other liabilities                                 9,355        8,405
    Total liabilities                              11,369       10,389
  Stockholders' equity                            188,004      183,389
     Total liabilities and stockholders' equity  $199,373     $193,778



Condensed statements of earnings
For the years ended December 31,                1999      1998      1997

Income:
  Dividends from subsidiaries                $ 7,000   $ 5,000   $ 9,300
  Investment security gains, net                   -     4,300         -
  Other                                        7,927    12,070     9,270
                                              14,927    21,370    18,570
Expenses:
  Salaries                                     2,493     5,489     6,607
  Other                                        6,326     5,938     3,252
                                               8,819    11,427     9,859
Earnings before income tax
  and equity in undistributed
  earnings of subsidiaries                     6,108     9,943     8,711
Income tax expense (benefit)                     477     1,962      (215)
Earnings before equity in
  undistributed earnings of
  subsidiaries                                 5,631     7,981     8,926
Equity in undistributed earnings of
  subsidiaries                                14,378    19,419     8,044
Net earnings                                 $20,009   $27,400   $16,970


Condensed statements of cash flows
For the years ended December 31,                1999      1998      1997

Operating activities:
    Net cash provided by operating activities $ 5,637  $ 4,695  $ 13,166

Investing activities:
  Sale of securities available for sale             -   10,445         3
  Purchase of securities available for sale         -      (22)     (572)
  (Purchase) disposal of bank premises
    and equipment                                 288      263      (664)
  Net advances to subsidiary                        -   (5,700)   (1,331)
    Net cash provided by (used in)
      investing activities                        288    4,986    (2,564)

Financing activities:
  Purchase of treasury stock                      (28)    (687)        -
  Dividends paid                               (8,738)  (7,947)   (7,142)
  Other                                         1,814       47        65
    Net cash used in financing activities      (6,952)  (8,587)   (7,077)

Increase in cash                              $(1,027) $ 1,094   $ 3,525

Cash paid (received) for:
  Interest                                          -  $  (124) $    (17)
  Income taxes                                  1,068  $ 2,543  $ (1,443)


15.  Quarterly financial information (unaudited)
     (in thousands except per share data)

                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
1999
Interest income                  $27,068   $27,467   $29,010   $30,235
Interest expense                  12,012    11,845    12,834    14,053
Net interest income               15,056    15,622    16,176    16,182
Provision for loan losses            850       450       750     2,250
Other operating income            11,502     3,221     3,149     2,959
Other operating expense           12,101    11,982    12,585    12,335
Income before income taxes        13,607     6,411     5,990     4,556
Provision for income taxes         4,659     1,822     1,739     2,335

Net income                       $ 8,948   $ 4,589   $ 4,251   $ 2,221

Net income per share - basic        $.40      $.20      $.18      $.09
Net income per share - diluted      $.38      $.20      $.18      $.09

1998
Interest income                  $29,202   $29,186   $29,423   $28,844
Interest expense                  13,612    13,385    13,800    13,498
Net interest income               15,590    15,801    15,623    15,346
Provision for loan losses            900       900       900       900
Other operating income             3,505     4,623    21,509     3,410
Other operating expense           11,649    12,169    12,969    13,056
Income before income taxes         6,546     7,355    23,263     4,800
Provision for income taxes         2,088     2,394     8,747     1,335

Net income                       $ 4,458   $ 4,961   $14,516   $ 3,465

Net income per share - basic        $.19      $.22      $.65      $.15
Net income per share - diluted      $.19      $.21      $.62      $.15



Earnings per share amounts for 1998 have been restated for a 10% stock dividend declared September 28, 1998.


16.  Earnings per share

The following schedule reconciles net earnings to earnings available to common stockholders and the number of average shares used in the computation of basic and diluted earnings per share (in thousands except share and per share data).

Year ended:                            1999          1998          1997

Basic:
  Net earnings                      $20,009       $27,400       $16,970
  Less: Dividends on
    preferred stock                    (740)         (740)         (740)
  Earnings available to
    common stockholders             $19,269       $26,660       $16,230

  Average common
    shares outstanding           22,166,651    21,977,029    22,002,136

  Basic earnings per share            $ .87         $1.21         $ .74


Diluted:
  Net earnings                      $20,009       $27,400       $16,970
  Less: Dividends on
    preferred stock                    (740)         (740)         (740)
  Add: Dividends on convertible
    preferred stock                     580           580           580
  Earnings available to
    common stockholders             $19,849       $27,240       $16,810

  Average common
    shares outstanding           22,166,651    21,977,029    22,002,136
  Dilutive effect of:
    Stock options                    72,102       288,966       239,446
    Convertible preferred stock     936,852       936,852       936,852
  Total average shares and
    assumed conversions          23,175,605    23,202,847    23,178,434

  Diluted earnings per share          $ .86         $1.17         $ .73



17. Comprehensive income

The Company's comprehensive income includes net income and other comprehensive income comprised entirely of unrealized gains or losses on securities available for sale, net of tax.
                                                        Tax
                                    Before Tax     (Expense)  Net of Tax
                                        Amount      Benefit       Amount
December 31, 1999
Net income                             $30,564     $(10,555)     $20,009

Other comprehensive income:
  Unrealized holding losses
    arising during the period          (14,617)       5,806       (8,811)
  Less: reclassification adjustment
    for gains included in
    net income                            (813)         315         (498)
Net other comprehensive effect         (15,430)       6,121       (9,309)

Comprehensive income                   $15,134     $ (4,434)     $10,700

December 31, 1998
Net income                             $41,964     $(14,564)     $27,400

Other comprehensive income:
  Unrealized holding gains
    arising during the period            4,100       (1,589)       2,511
  Less: reclassification adjustment
    for gains included in
    net income                         (16,763)       6,497      (10,266)
Net other comprehensive effect         (12,663)       4,908       (7,755)

Comprehensive income                   $29,301     $ (9,656)     $19,645

December 31, 1997
Net income                             $24,638     $ (7,668)     $16,970

Other comprehensive income:
  Unrealized holding gains
    arising during the period           13,068       (5,169)       7,899
  Less: reclassification adjustment
    for gains included in
    net income                          (5,236)       2,071       (3,165)
Net other comprehensive effect           7,832       (3,098)       4,734

Comprehensive income                   $32,470     $(10,766)     $21,704




Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant


      DIRECTORS              Age       Principal Occupation and Year First            Term
                                       First Elected a Director (1)                  Expires

      Jean M. Barry           44       Senior Investment Officer of the                2001
                                       Company. - 1996

      Frank J. Callero        72       Partner, Callero and Callero, LLP.              2002
                                       (certified public accountants) - 1996

      Alan J. Emerick         55       Executive Vice President and Chief              2002
                                       Administrative Officer of the Company.
                                       - 1996

      Brenton J. Emerick      75       Retired Chief Executive Officer of              2000
                                       Northern Illinois Financial Corporation.
                                       (bank holding company) - 1996

      James Esposito          66       Executive Vice President of Grand               2001
                                       National Bank, a subsidiary of the
                                       Company. - 1996

      Thomas D. Flanagan      62       Founding Partner, Flanagan, Bilton &            2000
                                       Branagan. (law firm) - 1996

      R. Gerald Fox           63       President and Chief Executive Officer,          2001
                                       F.I.A. Publishing Company. (publisher
                                       of financial books and periodicals)
                                       - 1996

      Richard L. Geach        58       Chairman of the Board, President and            2002
                                       Chief Executive Officer of the Company.
                                       - 1996

      Noa W. Horner           53       President, The Municipal Insurance              2000
                                       Company of America of Elgin, Illinois.
                                       (insurance company) - 1998

      Edward G. Maris         64       Private Investor. - 1996                        2002

      Howard A. McKee         84       Chairman of the Executive Committee. - 1996     2002

      David L. Murray         57       Senior Executive Vice President and             2001
                                       Chief Financial Officer of the Company.
                                       - 1996

      H. Barry Musgrove       65       Chairman of the Board and President,            2002
                                       Franz Manufacturing Company. (manufacturer
                                       of anti-friction products) - 1996

      Joseph C. Piland        66       Educational Consultant and Retired              2000
                                       President, Highland Community College.
                                       - 1996

      Stephen J. Schostok     63       Attorney and Partner, Dimonte Schostok          2001
                                       & Lizak, Attorneys at Law. - 1996

      John Simcic             70       Chairman of the Board, Maki & Associates,       2001
                                       Inc. (d/b/a Century 21 United - real
                                       estate sales) - 1997

(1) Each Director has engaged in the principal occupation indicated for at least five years, except as follows:

- Jean M. Barry was Vice President, Northern Illinois Financial
Corporation from 1989 - 1996.

- Alan J. Emerick was Executive Vice President of Northern Illinois Financial Corporation from 1994 - 1996, Chief Executive Officer of Grand National Bank-Niles from 1991 - 1996, and President, Grand National Bank-Waukegan from 1995 - 1996.

- Brenton J. Emerick was Chairman of the Board of Northern Illinois Financial Corporation from 1988 - 1996.

- James Esposito was Chief Executive Officer of Grand National Bank-Crete from 1974 - 1996.

- Richard L. Geach was President and Chief Executive Officer of Premier Financial Services, Inc. from 1982 - 1996.

- Edward G. Maris was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Northwestern Steel and Wire Company from 1986
- 1996.

- David L. Murray was Executive Vice President and Chief Financial Officer of Premier Financial Services, Inc., and President of Premier Operating Systems, Inc. from 1970 - 1996.

EXECUTIVE OFFICERS         Age       Position(s) (1) (2)

Richard L. Geach            58       Chairman of the Board, President & Chief Executive
                                     Officer of the Company and of Grand National Bank, and
                                     a director of all of the Company's subsidiaries.

David L. Murray             57       Senior Executive Vice President, Chief Financial
                                     Officer and a director of the Company, Grand National
                                     Bank and Grand Premier Trust and Investment Inc. N.A.,
                                     and President, Chief Executive Officer and a director
                                     of Grand Premier Operating Systems, Inc.

Alan J. Emerick             55       Executive Vice President, Chief Administrative Officer
                                     and a director of the Company and all of the Company's
                                     subsidiaries.

Scott Dixon                 45       Executive Vice President and Senior Sales Leader of
                                     the Company and Grand National Bank.

Larry W. O'Hara             40       Executive Vice President and Senior Service Leader of
                                     the Company and Grand National Bank, and a director of
                                     all of the Company's subsidiaries.

William R. Theobald         50       Executive Vice President and Chief Credit Officer of
                                     the Company and of Grand National Bank, and a director
                                     of Grand National Bank.

Kenneth A. Urban            61       President and Chief Executive Officer and a director
                                     of Grand Premier Trust and Investment, Inc. N.A., and
                                     Grand Premier Insurance, Inc.

Jack R. Croffoot            49       Senior Vice President and Director of Human Resources
                                     of the Company and all of the Company's subsidiaries.

Nanette K. Donton           28       Senior Vice President and Chief Accounting Officer of
                                     the Company and all of the Company's subsidiaries.

Al Lutton                   58       Senior Vice President and Chief Information Officer of
                                     the Company and all of the Company's subsidiaries.

James K. Watts              36       Senior Vice President and Chief Operations Officer of
                                     the Company and of Grand National Bank, and a director
                                     of Grand Premier Operating Systems, Inc.


(1) The Company's subsidiaries are Grand National Bank, Grand Premier Trust and Investment, Inc. N.A., Grand Premier Insurance, Inc., Grand Premier Operating Systems, Inc., GNB Realty, LLC, and GNB Management, LLC.

(2) Each executive officer has held the position or office indicated, or other comparable responsible position(s) with the Company, or with Premier Financial Services, Inc. or Northern Illinois Financial, Inc. which were merged into the Company in August, 1996 for at least five years except as follows:

- Nanette K. Donton was Supervising Senior Auditor with KPMG LLP from
1993-1997.

- James K. Watts was Assistant Vice President/Project Manager for First National Bank of Chicago from 1993-1995, and Assistant Vice President, TCF Bank, N.A., from 1995-1996.


       Compliance with Section 16(a) of the Exchange Act

  Pursuant to Securities and Exchange Commission regulations, the Company must disclose the names of persons who failed to file or filed late a report required under Section 16(a) of the Securities Exchange Act of 1934. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in ownership in the Company's equity securities. Based solely on a review of Forms 3, 4, and 5, including amendments thereto, all such forms were filed on a timely basis by reporting persons.




Item 11.  Executive Compensation

            Summary compensation table


                                  Annual Compensation                   Long-Term
                                                  Compensation

                                                       Awards

                                       Other Annual     Securities     All
                                                      Compensation      Underlying    Other
     Name and        Year      Salary      Bonus           (1)           Options       (2)
Principal Position               ($)        ($)            ($)             (#)         ($)

Richard L. Geach     1999      312,306     61,771          -0-             -0-       44,844
President & Chief    1998      292,000       -0-          6,000            -0-       19,776
Executive Officer    1997      272,400       -0-         11,975            -0-       17,001

David L. Murray      1999      200,928     29,601          -0-            4,500      33,783
Sr. Executive Vice   1998      186,000       -0-          6,000           3,600      16,975
President & Chief    1997      173,370       -0-         10,600           5,500      16,711
Financial Officer

Alan J. Emerick      1999      182,064     26,573          -0-            3,800      24,855
Executive Vice       1998      168,000       -0-          6,000           3,250      11,687
President & Chief    1997      155,000       -0-          9,709           4,950      11,090
Administrative
Officer

William R. Theobald  1999      138,612     10,069          -0-            2,250      18,548
Executive Vice       1998      128,750       -0-          6,000           2,000       9,429
President & Chief    1997      125,000       -0-          3,275           3,850      13,209
Credit Officer

Kenneth A. Urban     1999      130,500     18,791          -0-            2,500      26,271
President & Chief    1998      120,700       -0-          6,000           2,250      17,324
Executive Officer    1997      116,000       -0-          5,100           3,850      14,708
of Grand Premier
Trust and Investment,
Inc. N.A.


(1) Other annual compensation consists of a) board attendance fees paid to Messrs. Geach, Murray, and Emerick (1997 only), and b) a taxable allowance for use of automobiles owned by the executive officer for business purposes or taxable compensation for personal use of automobiles owned by the Company (1997 and 1998). The Company stopped providing Company owned automobiles and also discontinued the taxable allowance effective January 1, 1999 via a one-time adjustment of $6,000 to base salary.

(2) Amounts accrued for the benefit of the individuals under the Company's Savings and Stock Plan and Deferred Compensation Plan.


        STOCK OPTIONS AWARDED IN LAST FISCAL YEAR (1)

                                      Individual Grants

                     Number of     % of                                 Potential Realizable
                    Securities     Total                                  Value at Assumed
                    Underlying    Options                               Annual Rate of Stock
                      Options     Granted                                Price Appreciation
                      Granted       to                                    for Option Term
                                 Employees   Exercise or
                                 In Fiscal    Base Price   Expiration
                                   Year       ($/Share)       Date
                        (#)         (%)          (2)       (mm/dd/yy)    5% ($)      10% ($)



     Name

Richard L. Geach        -0-          ---         ---           ---         ---        ---

David L. Murray        4,500         6.0       14.0625      12/20/09     39,797     100,854

Alan J. Emerick        3,800         5.1       14.0625      12/20/09     33,607      85,166

William R. Theobald    2,250         3.0       14.0625      12/20/09     19,899      50,428

Kenneth A. Urban       2,500         3.3       14.0625      12/20/09     22,109      56,030


11 Executive          27,800        37.1       14.0625      12/20/09    245,859     623,054
Officers as a
Group


2 Directors who        5,000         6.7       14.0625      12/20/09     44,219     112,061
are not Executive
Officers as a Group



(1) The Company's 1996 Non-Qualified Stock Option Plan provides that the
Board of Directors may grant options to key employees to purchase shares of Common Stock. Non-employee directors are not eligible to participate in the Plan. Up to 400,000 shares of Common Stock have been authorized for issuance pursuant to the Plan. Options may be granted from time-to-time for any number of shares, and upon such terms and conditions that the Board of Directors judges desirable, provided that no options may be granted after August 22, 2006. The number of shares available for grant is adjusted annually on January 1 to the greater of 4% of the outstanding shares on that date or 400,000. Each option granted under the Plan is evidenced by an agreement subject to, among others, the following terms and conditions; 1) the option price may not be less than the fair market value of the shares on the date of grant, 2) exercised options must be paid for in full at the time of exercise in a form as specified in the Plan, and 3) options granted will expire as specified in the agreement, but in no case later than 10 years from the date of grant.

(2) The fair market value of the Common Stock of the Company (i.e. the closing price per share of Common stock) as reported on The Nasdaq Stock
Market on December 20, 1999, the date of grant.




       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND
                FISCAL YEAR-END OPTION VALUES


                           Number of Securities     Value of Unexercised
                                            Underlying Unexercised    In-the-Money Options
                                                  Options at           at Fiscal Year-End
                                               Fiscal Year-End                 (1)

                      Shares
                     Acquired
                        on        Value                     Not                      Not
                    Exercise    Realized   Exercisable Exercisable   Exercisable Exercisable
                        (#)         ($)         (#)         (#)           ($)        ($)

Name

Richard L. Geach      188,137   1,158,588     44,000       3,683        221,760     33,037

David L. Murray        53,243     439,562      5,169      17,886         17,057     64,549

Alan J. Emerick         -0-         -0-        8,583      13,339         35,202     35,016

William R. Theobald     -0-         -0-        6,428       9,152         26,380     25,091

Kenneth A. Urban       17,512     209,045     34,988      12,059        322,578     47,619


(1) Based on the fair market value (i.e. the closing price per share of Common Stock)on December 31, 1999, as reported on The Nasdaq Stock Market.


Change in Control and Termination Agreements

  The Company has entered into Change in Control and Termination Agreements ("Agreements") with 11 executive officers, including Messrs. Geach, Murray, Emerick, Theobald and Urban. In general, these Agreements provide that if the Company undergoes a change in control and within 24 months of the change in control, either 1) the executive officer's employment is terminated for any reason other than "good cause", or 2) the executive officer terminates his or her employment for "good reason", the executive officer is entitled to a severance payment. The approval by the common stockholders of the merger between the Company and a wholly-owned subsidiary of Old Kent Financial Corporation at the February 22, 2000 special meeting of the stockholders of the Company constituted a "change in control" of the Company, as defined in the Change in Control and Termination Agreements.

  The severance payment is equal to: (1) a lump sum payment equal to the executive officer's annual base salary for 12, 18 or 24 months (each a "severance period"), depending on the terms of the particular Agreement, (2) the continuation of coverage for the executive, his or her spouse and dependents for the applicable severance period under the Company's welfare plans in which the executive participated before termination, except that substantially identical benefits must be provided for any welfare plan in which participation is no longer possible, (3) a lump sum payment equal to the amount of a bonus that would have been paid to the executive under any incentive plan during the year of termination, pro rated for the number of months actually employed, plus an amount equal to the average bonus paid to the executive for the three years preceding termination, (4) any benefits accrued under any retirement, welfare, or incentive plan in which the executive participated at date of termination, (5) a lump sum payment equal to the amount that the Company would have contributed to its Savings and Stock Plan and Deferred Compensation Plan, for the applicable severance period, following the executives employment termination, had termination not occurred and had the executive continued to make contributions and deferrals at the same level as he or she did during the 12 months preceding his or her employment termination, (6) immediate and full vesting of all options so that such options become exercisable on the date of termination or for 200 days thereafter, or, if such acceleration is not permissible under a stock plan, a payment equal to the excess, if any, of the aggregate fair market value of all stock of Grand Premier subject to options held by the executive, less the aggregate exercise price of the options to acquire the stock on the date of termination, and
(7) in some cases, outplacement services. All of the Agreements provide that no payments to an executive may result in excess parachute payment excise taxes under Internal Revenue Code Section 4999.

Compensation of Directors

  For the year ended December 31, 1999, Directors who were not employees of the Company were paid a) an annual retainer of $ 12,000, b) $ 750 per meeting attended for board and committee participation, and c) an annual stipend of $1,000 for directors who serve as committee chairpersons. Directors who are employees of the Company are not paid for board or committee participation. Under the Company's Deferred Compensation Plan, directors may elect to defer receipt of up to 100% of fees earned. The Company will match 25% of the amount deferred.

  The Company's Non-Employee Director's Stock Option Plan provides that the Board of Directors may grant options to purchase shares of Common Stock to non-employee directors. Options may be granted from time-to-time for any number of shares, and upon such terms and conditions that the Board of Directors judges desirable, provided that no options may be granted after February 22, 2008. Up to 200,000 shares of Common Stock have been authorized for issuance under the Plan. Each option granted under the Plan is evidenced by an agreement subject to, among others, the following terms and conditions; 1) the option price may not be less than the fair market value of the shares on the date of grant, 2) exercised options must be paid for in full at the time of exercise in a form as specified in the Plan, and 3) options granted will expire as specified in the agreement, but in no case later than 10 years from the date of grant.

  A total of 20,000 options were granted to 10 Non-Employee directors, namely Messrs. Callero, Brenton Emerick, Flanagan, Fox, Horner, Maris, Musgrove, Piland, Schostok and Simcic in 1999. Each director was granted 2,000 options at an exercise price of $14.0625 per share, the fair market value of the Company's Common Stock as reported on the Nasdaq Stock Market on December 20, 1999, the date of grant. The options expire on 12/20/2009.

  Howard A. McKee is retained by the Company pursuant to a consulting agreement which was to expire December 31, 1999. The Company extended the agreement under the same terms and conditions to April 15, 2000. Mr. McKee received the following remuneration under the agreement in 1999; 1) a consulting fee of $100,200, 2) a salary of $100,000, 3) participation in the Company's benefit programs and 4) Company contributions on his behalf under the Company's Savings and Stock Plan and Deferred Compensation Plan. Such contributions totaled $19,735 for 1999. Mr. McKee is also furnished with a leased automobile and a driver, and reported $1,863 in taxable compensation for personal use in 1999.

  Two other directors, James Esposito and Jean M. Barry, serve as officers of the Company. For the year ended December 31, 1999, Mr. Esposito received $120,000 in salary, contributions made by the Company on his behalf totaling $8,400 to the Company's Savings and Stock Plan and Deferred Compensation Plan, and participated in the Company's benefit programs. For the year ended December 31, 1999, Ms. Barry received $88,200 in salary, contributions made by the Company on her behalf totaling $8,429 to the Company's Savings and Stock Plan and Deferred Compensation Plan, and participated in the Company's benefit programs.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information regarding the shares of Grand Premier Financial, Inc. common stock beneficially owned, by holders known to the Company to have beneficially owned more than 5% of the voting securities as of February 29, 2000:

    Title of  Name and Address of Beneficial Owner      Amount & Nature of   Percent
     Class                                             Beneficial Ownership  of Class

    Common    Howard A. McKee                          6,803,272        (1)     30.40 %
              26690 Countryside Lake Drive
              Mundelein, Illinois 60060

              Grand Premier Trust and Investment,      1,368,536        (2)      6.11 %
              Inc., N.A.
              101 West Stephenson Street
              Freeport, Illinois 61032

              Northland Insurance Agency, Inc.         1,206,401        (3)      5.39 %
              20 South Clark Street, Suite 2310
              Chicago, Illinois 60603

              Keeco, Inc.                              1,166,360        (3)      5.21 %
              20 South Clark Street, Suite 2310
              Chicago, Illinois 60603


(1) Includes 1,206,401 shares held by Northland Insurance Agency, Inc. and 1,166,360 shares held by Keeco, Inc., as to which Mr. McKee shares investment power (see Note 3 below). Excludes 555,131 shares held by corporations that Mr. McKee's family members and/or business interests control, as to all of which Mr. McKee disclaims beneficial interest.

(2) The shares listed in the table are held in various capacities with Grand Premier Trust and Investment, Inc.(the "Trust Company"), and include 536,579 shares held in the Company's Savings and Stock Plan (the "Savings and Stock Plan") for which the Trust Company serves as trustee. Of the 1,368,536 shares listed in the table, the Trust Company has sole investment power with respect to 192,526 shares, shared investment power with respect to 554,717 shares (including 536,579 shares held in individual participant accounts in the 401(k) and profit sharing portion of the Savings and Stock Plan), and no investment power over the remaining 621,293 shares. The Trust Company has sole voting power with respect to 470,489 shares, and no voting power with respect to 191,849 shares. Participants are entitled to direct the trustee as to the voting of shares held in their accounts in either the ESOP (169,619 shares) or 401(k) (536,579 shares) portions of the Savings and Stock Plan. Shares held in individual participant accounts for which no directions are received will not be voted by the trustee, unless such failure to vote would be inconsistent with the trustee's fiduciary responsibilities. Participants have the right to direct the disposition of shares held in the 401(k) and profit-sharing portion of the Savings and Stock Plan, but no right to direct the disposition of shares held in the ESOP portion until such time as an individual participant has a right to the distribution of such shares under the terms of the ESOP. The Trust Company, as trustee, has the right to determine whether or not to tender any of the shares held in the Savings and Stock Plan.

(3) Mr. McKee owns individually 34.0% of the outstanding Common Stock of Northland Insurance Agency, Inc., and with his family and associates controls 100.0%. Mr. McKee also owns individually 49.9% of the outstanding Common Stock of Keeco, Inc., and with his family and associates controls 100.0%. The shares shown in the table as beneficially owned by Northland Insurance Agency, Inc. and Keeco, Inc. are also included in the shares shown as beneficially owned by Mr. McKee.


  The following table sets forth information regarding the shares of Grand Premier Financial, Inc. common stock beneficially owned by each director, nominee for director, the named executive officers of the Company, and all of the Company's directors, nominees and executive officers as a group, as of February 29, 2000:

    Title of   Name of Beneficial Owner   Amount and Nature of Beneficial      Percent
     Class                                      Ownership (1) (2)              Class

    Common     Jean M. Barry                666,432    (3) (4) (5) ( 6)         2.98 %

               Frank J. Callero             109,100    (3)     (5) ( 7)           *

               Alan J. Emerick               99,979    (3) (4) (5) ( 8)           *

               Brenton J. Emerick           722,871    (3)     (5) ( 9)         3.23 %

               James Esposito                 8,480    (3)     (5) (10)           *

               Thomas D. Flanagan           913,396    (3)     (5) (11)         3.92 %

               R. Gerald Fox                 61,948    (3)     (5) (12)           *

               Richard L. Geach             508,104    (3) (4) (5) (13)         2.27 %

               Noa W. Horner                559,031    (3)         (14)         2.50 %

               Edward G. Maris               10,592    (3)     (5)                *

               Howard A. McKee            6,803,272    (3)         (15)        30.40 %

               David L. Murray               84,805    (3) (4) (5) (16)           *

               H. Barry Musgrove             43,306    (3)     (5)                *

               Joseph C. Piland              14,863    (3)     (5) (17)           *

               Stephen J. Schostok           29,675    (3)     (5)                *

               John Simcic                  319,968    (3)     (5)              1.43 %

               William R. Theobald           23,700        (4) (5)                *

               Kenneth A. Urban             101,991        (4) (5)                *

               All 24 Directors and      10,738,036    (3) (4) (5) (18)       [46.64]%
               Executive Officers as
               a Group

* Indicates less than 1% of class.


(1) The information shown in this column is based upon information furnished to Grand Premier Financial, Inc. by the individuals named in the table. Except as set forth in the following notes, each individual has sole voting power and investment power with respect to the shares owned by him or her.

(2) Based upon 22,379,955 shares outstanding plus, with respect to each beneficial owner and the group, the shares each beneficial owner and the group has the right to acquire within 60 days of February 29, 2000 pursuant to the exercise of stock options or conversion of Series B Preferred Stock. Shares shown as beneficially owned by more than one beneficial owner in the table are included only once in the group to avoid duplication.

(3) The shares listed do not include 72,576 shares held in the trust established pursuant to the Deferred Compensation Plan over which Grand Premier Financial, Inc. shares investment power with the trustee. Each of the directors of the Company, in his or her capacity as a director, may be deemed to share the Company's investment power with the other members of the board of directors with respect to those shares.

(4) Includes shares held in the Savings and Stock Plan over which the individual executive officer has sole voting power and shared investment power as follows: Ms. Barry, 1,630 shares; Mr. Alan J. Emerick, 11,671 shares; Mr. Esposito, 162 shares; Mr.Geach, 110,016 shares; Mr. Murray, 6,987 shares; Mr. Theobald, 7,887 shares; Mr. Urban, 6,984 shares; all executive officers and directors as a group, 229,401 shares. (See Note 2 above).

(5) Includes shares that could be acquired within 60 days of February 29, 2000 pursuant to the exercise of stock options as follows; Ms. Barry, 14,625 shares; Mr. Callero, 6,650 shares; Mr. Alan J. Emerick, 21,922 shares; Mr. Brenton J. Emerick, 5,170 shares; Mr. Esposito, 6,650 shares; Mr. Flanagan, 6,100 shares; Mr. Fox, 5,890 shares; Mr. Geach, 47,683 shares; Mr. Horner, 3,900 shares; Mr. Maris, 6,650 shares; Mr. Murray, 23,045 shares; Mr. Musgrove, 6,650 shares; Mr. Piland, 5,890 shares; Mr. Schostok, 6,650 shares; Mr. Simcic, 5,720 shares; Mr. Theobald, 15,580 shares; Mr. Urban, 47,047 shares; all executive officers and directors as a group, 294,845 shares.

(6) Includes 8,553 shares held by Ms. Barry as custodian for minor children. Includes 530,317 shares held by Municipal Insurance Company and 24,814 shares held by Public Service Investment & Management Corporation in which Ms. Barry shares investment power. Excludes 909 shares owned by Ms. Barry's spouse and 50,980 shares held in the Howard
A. McKee Descendant's Trust for which Ms. Barry's spouse serves as trustee, as to all of which Ms. Barry disclaims beneficial ownership. Ms. Barry is Mr. McKee's daughter.

(7) Excludes 12,568 shares held by Mr. Callero's spouse, as to all of which Mr. Callero disclaims beneficial ownership.

(8) Excludes 24,340 shares held by Mr. Emerick's spouse, as to all of which Mr. Emerick disclaims beneficial ownership. Alan J. Emerick is Brenton J. Emerick's son.

(9) Excludes 159,837 shares held by Mr. Emerick's spouse, as to all of which Mr. Emerick disclaims beneficial ownership.

(10) Excludes 45,741 shares held by Mr. Esposito's spouse, as to all of which Mr. Esposito disclaims beneficial ownership.

(11) Includes 904,546 shares of Grand Premier Financial, Inc. Common Stock issuable within 60 days upon conversion of $7,000,000 in stated value of the Grand Premier Financial, Inc. Series B Preferred Stock, which is convertible into Common Stock at $7.7387 per share. Mr. Flanagan has full investment power over the Series B Preferred Stock. Includes 2,750 shares held by Mr. Flanagan for the benefit of minor children.

(12) Excludes 5,524 shares held by Mr. Fox's spouse, as to all of which Mr. Fox disclaims beneficial ownership.

(13) Excludes 221,496 shares held by Mr. Geach's spouse, as to all of which Mr. Geach disclaims beneficial ownership.

(14) Includes 530,317 shares held by Municipal Insurance Company and 24,814 shares held by Public Service Investment & Management Company in which Mr. Horner shares investment power.

(15) Includes 1,206,401 shares held by Northland Insurance Agency, Inc. and 1,166,360 shares held by Keeco, Inc., as to which Mr. McKee shares investment power. Excludes 555,131 shares held by corporations that Mr. McKee's family members and/or business interests control, as to all of which Mr. McKee disclaims beneficial interest.

(16) Excludes 34,295 shares held by Mr. Murray's spouse, as to all of which Mr. Murray disclaims beneficial ownership.

(17) Excludes 935 shares held by Mr. Piland's spouse, as to all of which Mr. Piland disclaims beneficial ownership.

(18) Excludes 559,556 shares held by or for the benefit of spouses of directors, nominees or executive officers, as to all of which directors, nominees and executive officers disclaim beneficial ownership. Includes 294,845 shares which directors or executive officers could acquire within 60 days of February 29, 2000 pursuant to the exercise of stock options (see note 5 above), and 904,546 shares issuable within 60 days of February 29, 2000 pursuant to conversion of Grand Premier Financial, Inc. Series B Preferred Stock (see note 11 above).


Item 13.  Certain Relationships and Related Transactions

  Directors and executive officers of the Company and their associates were customers of, and have had transactions with, the Company and in particular its subsidiary banks from time to time in the ordinary course of business. Additional transactions may be expected to take place in the ordinary course of business in the future. All loans and loan commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collection or present other unfavorable features.


                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  The following documents are filed as a part of this report:

  A. Consolidated Financial Statements included in Item 8 of this report as follows:

     1. Independent Auditors' Report.
     2. Consolidated Balance Sheets, December 31, 1999 and 1998.
     3. Consolidated Statements of Earnings, for the three years ended December 31, 1999.
     4. Consolidated Statements of Cash Flows, for the three years ended December 31, 1999.
     5. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1999.
     6. Notes to the Consolidated Financial Statements.

  B.  Financial Statement Schedules as follows:

     1. Not applicable as all required information is shown in the financial statements or notes thereto.

  C.  Exhibits as follows:

  The following exhibits are filed with, or incorporated by reference in, this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

  2.1 Agreement and Plan of Merger, dated September 9, 1999, among Grand Premier Financial, Inc., Old Kent Financial Corporation, and OK Merger Corporation (incorporated by reference to Exhibit
        2.1 of the Company's Current Report of Form 8-K filed September 15, 1999, Commission File No. 0-20987).

  2.2 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto, (incorporated by reference to Exhibit
        2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

  4.3 Stock Option Agreement, dated September 9, 1999, between the Company and Old Kent Financial Corporation (incorporated by
        reference to Exhibit 10.1 to the Company's    Current Report on
        Form 8-K filed September 15, 1999, Commission File
        No. 0-20987).

  10.1* Form of Change in Control Agreement, dated October (2)/(8),
        1996, entered into between the Company and each of Richard L. Geach and Kenneth A. Urban (incorporated by reference to
        Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

  10.2* Form of Change in Control Agreement, entered into in July or August 1999, between the Company and each of Jack Croffoot, Nanette K. Donton, Al Lutton, William Theobald, and James Watts in the same form as the Change in Control Agreement dated October (2)/(8), 1996 (incorporated by reference to Exhibit
        10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

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

  10.8* Form of Change in Control Agreement, dated July 22 and August
        29, 1999, respectively, entered into between the Company and each of Scott Dixon and Larry O'Hara (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q dated September 30, 1999 Commission file No. 0-20987).

  10.9* Form of Change in Control Agreement, dated August 30, 1999, entered into between the Company and each of Alan Emerick and David Murray (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q dated September 30, 1999 Commission file No. 0-20987).

  11. Statement re computation of per share earnings (see Notes 1 and 16 to the audited financial statements included in Item 8 of this report).

  21.   Subsidiaries of the Registrant

  23.   Consent of KPMG LLP

  27. Article 9 Financial Data Schedule for the Fiscal Year Ended December 31, 1999


2.  Reports on Form 8-K

  The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Premier Financial, Inc.

By:/s/ Richard L. Geach
   Richard L. Geach, Chief Executive Officer
   Date: March 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard L. Geach                    /s/ David L. Murray
By: Richard L. Geach, Chief             By: David L. Murray, Senior
    Executive Officer, President            Executive Vice President,
    and Director                            Chief Financial Officer and
    Date: March 20, 2000                    Director
                                            Date: March 20, 2000


/s/ Nanette K. Donton                   /s/ Jean M. Barry
By: Nanette K. Donton, Chief            By: Jean M. Barry, Director
    Accounting Officer                      Date: March 20, 2000
    Date: March 20, 2000


/s/ Frank J. Callero                    /s/ Alan J. Emerick
By: Frank J. Callero, Director          By: Alan J. Emerick, Director
    Date: March 20, 2000                    Date: March 20, 2000


/s/ James Esposito                      /s/ Thomas D. Flanagan
By: James Esposito, Director            By: Thomas D. Flanagan, Director
    Date: March 20, 2000                    Date: March 20, 2000


/s/ R. Gerald Fox                       /s/ Noa W. Horner
By: R. Gerald Fox, Director             By: Noa W. Horner, Director
    Date: March 20, 2000                    Date: March 20, 2000


/s/ Howard A. McKee                     /s/ Joseph C. Piland
By: Howard A. McKee, Director           By: Joseph C. Piland, Director
    Date: March 20, 2000                    Date: March 20, 2000


/s/ Stephen J. Schostok                 /s/ John Simcic
By: Stephen J. Schostok, Director       By: John Simcic, Director
    Date: March 20, 2000                    Date: March 20, 2000



                 EXHIBIT INDEX TO FORM 10-K

      The following exhibits are filed herewith or incorporated herein by reference. All documents incorporated by reference to prior filings have been filed under Commission File No. 0-20987. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

Exhibit          Description
No.

2.1 Agreement and Plan of Merger, dated September 9, 1999, among Grand Premier Financial, Inc., Old Kent Financial Corporation, and OK Merger Corporation (incorporated by reference to Exhibit
    2.1 of the Company's Current Report of Form 8-K filed September 15, 1999, Commission File No. 0-20987).

2.2 Agreement and Plan of Merger, dated January 22, 1996, among Northern Illinois Financial Corporation, Premier Financial Services, Inc and the Company (incorporated by referenced to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), as amended by the First Amendment thereto, dated March 18, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-03327), and the Second Amendment thereto, (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 22, 1996, Commission File No. 0-20987).

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

4.3 Stock Option Agreement, dated September 9, 1999, between the Company and Old Kent Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 15, 1999, Commission File No. 0-20987).

10.1* Form of Change in Control Agreement, dated October (2)/(8), 1996, entered into between the Company and each of Richard L. Geach and Kenneth A. Urban (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

10.2* Form of Change in Control Agreement, entered into in July or August 1999, between the Company and each of Jack Croffoot, Nanette K. Donton, Al Lutton, William Theobald, and James Watts in the same form as the Change in Control Agreement dated October
      (2)/(8), 1996 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996, Commission file No. 0-20987).

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

10.8* Form of Change in Control Agreement, dated July 22 and August 29,
      1999, respectively, entered into between the Company and each of Scott Dixon and Larry O'Hara (incorporated by reference to
      Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q dated September 30, 1999 Commission file No. 0-20987).

10.9* Form of Change in Control Agreement, dated August 30, 1999, entered into between the Company and each of Alan Emerick and David Murray (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q dated September 30, 1999 Commission file No. 0-20987).

11. Statement re computation of per share earnings (see Notes 1 and 16 to the audited financial statements included in Item 8 of this report).

21. Subsidiaries of the Registrant

23.   Consent of KPMG LLP

27. Article 9 Financial Data Schedule for the Fiscal Year Ended
    December 31, 1999



                          EXHIBIT 21


                Subsidiaries of the Registrant


The following subsidiaries are 100% owned, directly or indirectly, by Grand Premier Financial, Inc. unless otherwise indicated.


Grand National Bank

Grand Premier Trust and Investment Services, Inc.

Grand Premier Operating Systems, Inc.

Grand Premier Insurance Services, Inc.

American Suburban Mortgage Corporation (inactive)

GNB Management, LLC

GNB Realty, LLC (1)



(1) Grand Premier Financial, Inc. indirectly owns 100% of the common interests and approximately 90% of the preferred interests. Approximately 10% of the preferred interests were issued to employees under an employee bonus plan.



                         EXHIBIT 23


          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Grand Premier Financial, Inc.:


We consent to incorporation by reference in the Registration Statement No. 333-03327 on Form S-4 and Nos. 333-11635, 333-11645, 333-11663,
333-65455 and 333-65453 on Form S-8 of Grand Premier Financial, Inc. of our report dated January 24, 2000, except for Note 2, which is as of February 22, 2000 relating to the consolidated balance sheets of Grand Premier Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Grand Premier
Financial, Inc.



                             /s/ KPMG LLP
Chicago, Illinois
March 20, 2000